Form 10-Q
period 1997-06-17
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1997-09-02
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the quarterly period ended                      Commission file number
            June 17, 1997                                     000-22753


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)



             Delaware                                     52-2016614
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

                               300 Crescent Court
                            Building 300, Suite 850
                              Dallas, Texas 75201
              (Address of principal executive offices) (Zip code)

                                 (214) 754-0414
              (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   / / Yes /x/ No


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at August 25, 1997
Common Stock, $.01 par value                            10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                     Index

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements


  Condensed Consolidated Balance Sheets
  at June 17, 1997, March 25, 1997, and
  February 7, 1997                                                          2

  Consolidated Statements of Income
  for the twelve weeks ended
  June 17, 1997 and June 11, 1996                                           3

  Consolidated  Statements of Income
  for the 18 weeks and 5 days ended
  June 17, 1997 (since inception) and for
  the twenty-four weeks ended
  June 17, 1997 and June 11, 1996                                           4

  Condensed Consolidated Statement of
  Cash Flows for the 18 weeks and 5 days
  ended June 17, 1997 (since inception)                                     5

  Notes to Condensed Consolidated
  Financial Statements                                                      6

Item 2.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations                                              9

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                  16

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                        June 17, 1997       March 25,1997      February 7, 1997
                                                                        -------------       -------------      -----------------
            ASSETS

Current assets:
    Cash and cash equivalents                                           $   960,198         $ 1,458,789         $     1,000
    Accounts receivable                                                      58,905             106,731                --
    Inventories                                                             260,654             261,517                --
    Pre-opening costs - net                                                  86,819             124,883                --
    Deferred income taxes                                                   142,785             100,194                --
    Other current assets                                                    151,142             211,249                --
                                                                        -----------         -----------         -----------
         Total current assets                                             1,660,503           2,263,363               1,000

Property and equipment, net                                               7,262,430           7,147,349                --
Intangible and other assets, net (principally goodwill)                   4,883,068           4,777,871                --
                                                                        -----------         -----------         -----------
            Total assets                                                $13,806,001         $14,188,583         $     1,000
                                                                        ===========         ===========         ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                       $10,835,695         $10,835,695                --
    Accounts payable                                                        690,489             962,610         $      --
    Other current liabilities                                               422,194             594,715                --
                                                                        -----------         -----------         -----------
            Total current liabilities                                    11,948,378          12,393,020                --


Deferred income taxes                                                       193,407             175,726                --
Stockholders' Equity:
    Preferred stock                                                            --                  --                  --
    Common stock                                                             80,000              80,000                  80
    Additional paid-in capital                                            1,450,390           1,450,390                 920
    Retained earnings                                                       133,826              89,447                --
                                                                        -----------         -----------         -----------
            Total stockholders' equity                                    1,664,216           1,619,837               1,000
                                                                        -----------         -----------         -----------
            Total liabilities and stockholders' equity                  $13,806,001         $14,188,583         $     1,000
                                                                        ===========         ===========         ===========

                             See accompanying notes.
                                      - 2 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Company
                                                                  Historical    Pro Forma
                                                                 -----------    -----------
                                                                 Twelve weeks  Twelve weeks
                                                                    ended         ended
                                                                June 17, 1997  June 11, 1996
                                                                 -----------    -----------

Net sales:
    Food and beverage                                            $ 3,298,371    $ 2,616,828
    Entertainment and other                                          694,389        536,524
                                                                 -----------    -----------
         Total net sales                                           3,992,760      3,153,352
Costs and expenses:
    Costs of sales                                                 1,046,479        891,751
    Restaurant operating expenses                                  1,856,381      1,500,481
    Depreciation and amortization                                    241,919        159,764
                                                                 -----------    -----------
Entertainment and restaurant costs and expenses                    3,144,779      2,551,996
                                                                 -----------    -----------
Entertainment and restaurant operating income                        847,981        601,356
General and administrative expenses                                  505,898        166,701
Goodwill amortization                                                 54,687         54,687
                                                                 -----------    -----------
Income from operations                                               287,396        379,968

Other income (expense):
    Other income, principally interest                                  --            9,680
    Interest expense                                                (216,390)      (142,117)
                                                                 -----------    -----------
Income before income taxes                                            71,006        247,531
Provision for income taxes                                            26,627         92,824
                                                                 -----------    -----------
Net income                                                       $    44,379    $   154,707
                                                                 ===========    ===========

Net income per share                                             $      0.01    $      0.02
                                                                 ===========    ===========
Average shares outstanding                                         8,000,000      8,000,000
                                                                 ===========    ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     Historical
                                                                  ----------------
                                                                  For the 18 weeks                    Company Pro Forma
                                                                                         -------------------------------------------
                                                                  and 5 days ended
                                                                    June 17, 1997                For the twenty-four weeks ended
                                                                                         -------------------------------------------
                                                                  (since inception)        June 17, 1997             June 11, 1996
                                                                  -----------------      ----------------          -----------------

Net sales:
    Food and beverage                                               $ 4,686,637              $ 6,658,564              $ 5,284,139
    Entertainment and other                                             996,496                1,419,027                1,105,966
                                                                    -----------              -----------              -----------
         Total net sales                                              5,683,133                8,077,591                6,390,105
Costs and expenses:
    Costs of sales                                                    1,475,465                2,130,176                1,790,549
    Restaurant operating expenses                                     2,583,166                3,656,520                2,946,658
    Depreciation and amortization                                       336,020                  464,588                  343,385
                                                                    -----------              -----------              -----------
Restaurant costs and expenses                                         4,394,651                6,251,284                5,080,592
                                                                    -----------              -----------              -----------
Restaurant operating income                                           1,288,482                1,826,307                1,309,513
General and administrative expenses                                     694,885                  934,960                  300,477
Goodwill amortization                                                    76,171                  108,460                  109,374
                                                                    -----------              -----------              -----------
Income from operations                                                  517,426                  782,887                  899,662

Other income (expense):
    Other income, principally interest                                       85                      148                   13,676
    Interest expense                                                   (303,390)                (407,257)                (279,426)
                                                                    -----------              -----------              -----------
Income before income taxes and minority interest                        214,121                  375,778                  633,912
Provision for income taxes                                               80,295                  140,917                  237,717
                                                                    -----------              -----------              -----------
Net income                                                          $   133,826              $   234,861              $   396,195
                                                                    ===========              ===========              ===========

Net income per share                                                $      0.02              $      0.03              $      0.05
                                                                    ===========              ===========              ===========
Average shares outstanding                                            8,000,000                8,000,000                8,000,000
                                                                    ===========              ===========              ===========

                             See accompanying notes
                                      - 4 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                                          For the 18 weeks
                                                                                                          and 5 days ended
                                                                                                          June 17, 1997
                                                                                                          (since inception)
                                                                                                          -----------------
Cash flows from operating activities:
   Net income                                                                                            $    133,826
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation  and  amortization                                                                       430,609
        Net change in operating assets
        and liabilities:
          Change in operating assets                                                                         (179,426)
          Change in operating liabilities                                                                     313,146
                                                                                                         ------------
            Net cash provided by operating activities                                                         698,155

Cash flows from investing activities:
   Purchases of property and equipment                                                                       (503,120)
   Cash of companies acquired in Exchange                                                                     733,804
                                                                                                         ------------
            Net cash provided by investing activities                                                         230,684

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                                                            10,835,695
   Payment of dividends to certain stockholders                                                            (1,675,332)
   Payment of notes payable to stockholders                                                                (4,530,071)
   Payment of notes payable to affiliates                                                                    (233,000)
   Payment of notes payable to banks                                                                       (4,366,933)
                                                                                                         ------------
            Net cash provided by financing activities                                                          30,359
                                                                                                         ------------

            Net increase in cash and cash equivalents                                                         959,198

Cash and cash equivalents at beginning of period                                                                1,000
                                                                                                         ------------
Cash and cash equivalents at end of period                                                               $    960,198
                                                                                                         ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                                $    290,148
   Cash paid for income taxes                                                                                 109,603

                             See accompanying notes.
                                      - 5 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.            BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


            Total Entertainment Restaurant Corp. (the "Company") was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous securities exchange transactions pursuant to which the Company issued an aggregate of 8,000,000 shares of its common stock, $.01 par value per share (the "Common Stock"), in exchange for all of the outstanding common stock of each of Bailey's Sports Grille, Inc., F&H Restaurant Corp., Fox & Hound, Inc. and Fox & Hound II, Inc. and the remaining 25% minority interest in each of 505 Entertainment, Ltd., F&H Dallas, L.P., Midway Entertainment, Ltd. and N. Collins Entertainment, Ltd. (the "Exchange"). The Exchange was accounted for as a business combination using the purchase method of accounting in accordance with APB No. 16. For accounting purposes, F&H Restaurant Corp. was deemed to be the acquiring corporation since, upon completion of the Exchange, its former stockholders controlled 50% of the Company. Accordingly, the assets and liabilities of F&H Restaurant Corp. were recorded by the Company on the acquisition date using their historical amounts.

            The operations of the Company effectively commenced on February 20, 1997, and include the operating results of the companies acquired in the Exchange from that date. The acquired assets and liabilities assumed have been recorded at their estimated fair market values at the Exchange date, with the exception of the F&H Restaurant Corp. which was recorded at its historical costs as described above. The Exchange resulted in goodwill of approximately
$4,740,000, including approximately $3,448,000 previously recorded by F&H Restaurant Corp. in its acquisition of its 75% partnership interest in each of the four limited partnerships mentioned above, such goodwill is being amortized over 20 years. The preliminary purchase price allocation to the assets acquired and liabilities assumed in the Exchange are summarized as follows:

   Assets acquired:
       Current assets                                               $1,498,276
       Property and equipment                                        7,039,719
       Goodwill and other assets                                     4,789,911
                                                                     ---------
                                                                    13,327,906
   Less assumed liabilities:
       Current liabilities                                             822,428
       Dividends payable to certain predecessor stockholders         1,675,332
       Notes payable to stockholder                                  4,530,071
       Notes payable to affiliates                                     233,000
       Notes payable to banks                                        4,366,933
       Deferred taxes                                                  170,752
                                                                       -------
   Net assets acquired                                              $1,529,390
                                                                    ==========

            Upon formation, the Company issued 8,000 shares of Common Stock at $0.0125 per share. In connection with the Exchange, these shares were canceled and 100,000 new shares of

Common Stock were issued. In February 1997, the Company's Board of Directors approved a 79 for 1 stock dividend. All share, per share and stock option data included in the accompanying balance sheet, notes thereto and elsewhere in the Form 10-Q give effect to the 79 for 1 stock dividend.

            The unaudited pro forma Consolidated Statements of Income for the 12 weeks ended June 11, 1996 and the 24 weeks ended June 17, 1997 and June 11, 1996 give effect to the Exchange as if such transactions occurred on January 1, 1996.

            The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and unaudited pro forma combined condensed statement of operations and notes thereto of the Company and its predecessors contained in the Company's registration statement dated July 17, 1997. The results of the twelve weeks ended June 17, 1997 are not necessarily indicative of the results to be expected for the full year ending December 30, 1997.


2.          INITIAL PUBLIC OFFERING


            On July 17, 1997, the Company commenced the Initial Public Offering of 2,100,000 shares of its Common at $9.00 per share. Total net proceeds to the Company of approximately $16,850,000 are being used for restaurant development, working capital and general corporate purposes. On July 23, 1997, the underwriters exercised their over-allotment option for an additional 315,000 shares for which the Company received net proceeds of approximately $2,640,000.


3.          STOCK OPTIONS


            -    1997 Incentive and Nonqualified Stock Option Plan

            In March 1997, the Board of Directors adopted a stock option plan providing for incentive and nonqualified stock options pursuant to which up to 1,500,000 shares of Common Stock have been reserved for issuance. The Plan covers the Chairman of the Board, officers and key employees of the Company. Concurrent with the effective date of the initial public offering of the Company on July 17, 1997 (the "Initial Public Offering"), the Company granted options to the Chairman of the Board, certain officers and key employees to purchase an aggregate of 801,340 shares of common stock at an exercise price of $9.00 per share. There were no such options outstanding as of June 17, 1997.

            -    Directors' Stock Option Plan

            In March 1997, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 150,000 shares of Common Stock have been reserved for issuance. The Plan covers the nonemployee directors other than the Chairman of the Board. Concurrent with the effective date of the Initial Public Offering, the Company granted options to directors to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $9.00 per share. There were no such options outstanding as of June 17, 1997.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

            The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

            The Company was formed on February 7, 1997 and, pursuant to the Exchange, the Company became the owner of eight then-existing Bailey's and three Fox & Hound locations. The first Bailey's was opened in Charlotte, North Carolina in 1989 and the first Fox & Hound was opened in Arlington, Texas in 1994. As of June 17, 1997, the Company operated nine Bailey's and three Fox & Hounds located in Arkansas, Indiana, North Carolina, South Carolina, Tennessee and Texas.

            The components of the Company's net sales are food, non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twenty-four weeks ended June 17, 1997, food and non-alcoholic beverages were 24.2% of total sales, alcoholic beverages were 58.2% of total sales and entertainment and other were 17.6% of total sales.

            Components of restaurant operating expenses include operating payroll and fringe benefit costs, occupancy costs and advertising and promotion costs and other operating expenses. These costs are generally variable and will fluctuate with changes in sales volume and sales mix. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location over specified minimum levels.

            Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurant opens.

            General  and  administrative  expenses  include  all  corporate  and administrative  functions  that  support  existing  operations  and  provide  an infrastructure to support future growth. In addition, certain expenses of recruiting and training unit management personnel prior to meeting the criteria to be capitalized as pre-opening expenses are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies are major items of costs in this category. From February 20, 1997 through the effective date of the Initial Public Offering, the Company has been provided with certain accounting and administrative services from Coulter Enterprises, Inc. a corporation controlled by Jamie B. Coulter, Chairman of the Board of the Company, for a charge of 4.0% of net sales. Concurrent with the Initial Public Offering, the Company entered into a services agreement with Coulter Enterprises, Inc. for a continuation of such services. The fixed annual charge for such services is $94,000, pro rated for 1997 plus an additional per 28-day period fee of $426 per unit.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
            The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                   Historical                Company Pro Forma (2)
                                                                 ------------   -----------------------------------------------
                                                                 Twelve Weeks   Twelve Weeks
                                                                     Ended          Ended            Twenty-four Weeks Ended
                                                                     -----          -----            -----------------------
                                                                    June 17,      June 11,         June 17,           June 11,
                                                                      1997          1996             1997              1996
                                                                      ----          ----             ----              ----

                                                                                   (dollars in thousands)

Income Statement Data:
     Net sales ............................................        100.0%           100.0%           100.0%           100.0%
     Costs and expenses:
          Costs of sales ..................................         26.2             28.3             26.4             28.0
          Restaurant operating expenses ...................         46.5             47.6             45.3             46.1
          Depreciation and amortization ...................          6.1              5.1              5.8              5.4
                                                                --------         --------         --------         --------

             Restaurant costs and expenses ................         78.8             81.0             77.5             79.5
                                                                --------         --------         --------         --------

     Restaurant operating income ..........................         21.2             19.0             22.5             20.5
     General and administrative expenses ..................         12.7              5.3             11.6              4.7
     Goodwill amortization ................................          1.3              1.7              1.3              1.7
                                                                --------         --------         --------         --------

     Income from operations ...............................          7.2             12.0              9.6             14.1
     Other income, principally interest ...................          0.0              0.3              0.0              0.2
     Interest expense .....................................         (5.4)            (4.5)            (5.0)            (4.4)
                                                                --------         --------         --------         --------

     Income before provision for income taxes .............          1.7              7.8              4.6              9.9
     Provision for income taxes ...........................          0.7              2.9              1.7              3.7
                                                                --------         --------         --------         --------

     Net income ...........................................          1.1%             4.9%             2.9%             6.2%
                                                                ========         ========         ========         ========


Restaurant Operating Data:
     Annualized average weekly sales per location (3) .....     $  1,437         $  1,458         $  1,502         $  1,514
     Number of restaurants at end of the period ...........           12                9               12                9


(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) The pro forma data gives effect to the Exchange as if it occurred on January 1, 1996.

(3) Annualized average weekly sales per location are computed by dividing net sales for full weeks open during the period by the number of full weeks open and multiplying the result by fifty-two.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


TWELVE WEEKS ENDED JUNE 17, 1997 COMPARED TO TWELVE WEEKS ENDED JUNE 11, 1996

            Net sales increased $840,000 (26.6%) for the twelve weeks ended June 17, 1997 to $3,993,000 from $3,153,000 in the twelve weeks ended June 11, 1996, principally attributable to $787,000 in sales from the three new locations opened since March 1996. Same store sales increased 8.2% in the twelve weeks ended June 17, 1997 compared to the twelve weeks ended June 11, 1996.

            Costs of sales, primarily food and beverages, increased $155,000 (17.4%) in the twelve weeks ended June 17, 1997 to $1,046,000 from $892,000 in the twelve weeks ended June 11, 1996, and such expenses decreased as a percentage of sales from 28.3% to 26.2%. This decrease is attributable to improved control procedures and a new menu implemented during the first quarter of 1997.

            Restaurant operating expenses for the twelve weeks ended June 17, 1997 increased $356,000 (23.7%) to $1,856,000 from $1,500,000 in the twelve weeks ended June 11, 1996, and such expenses decreased as a percentage of net sales from 47.6% to 46.5%. Most of this improvement is attributable to improved labor efficiencies at the locations.

            Depreciation and amortization increased $82,000 (51.4%) for the twelve weeks ended June 17, 1997 to $242,000 from $160,000 in the twelve weeks ended June 11, 1996, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of three new restaurants since March 1996 and increases in depreciation relating to one owned property added since March 1996.

            General and administrative expenses for the twelve weeks ended June 17, 1997, increased $339,000 (203.5%) to $506,000 from $167,000 in the twelve weeks ended June 11, 1996. The increase reflects the management fee paid to Coulter Enterprises, Inc. prior to the Initial Public Offering and the additional corporate infrastructure added during the first quarter of 1997 to enable the Company to rapidly develop additional units in the future.

            Interest expense for the twelve weeks ended June 17, 1997, was $216,000, a $74,000 (52.3%) increase from $142,000 in the twelve weeks ended June 11, 1996. This increase was attributable to debt incurred to finance three locations added since December 1995.

            The effective income tax rate for the twelve weeks ended June 17, 1997 and the effective pro forma income tax rate for the twelve weeks ended June 11, 1996 were both 37.5%.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

TWENTY-FOUR WEEKS ENDED JUNE 17, 1997 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 11, 1996

            Net sales increased $1,688,000 (26.4%) for the twenty-four weeks ended June 17, 1997 to $8,078,000 from $6,390,000 in the twenty-four weeks ended June 11, 1996 principally attributable to $1,510,000 in sales from the three new locations opened since December 1995. Same store sales increased 8.5% in the twenty-four weeks ended June 17, 1997 compared to the twenty-four weeks ended June 11, 1996.

            Costs of sales, primarily food and beverages increased $340,000 (19.0%) in the twenty-four weeks ended June 17, 1997 to $2,130,000 from $1,790,000 in the twenty-four weeks ended June 11, 1996, and such expenses decreased as a percentage of sales from 28.0% to 26.4%. This decrease is attributable to improved control procedures and a new menu implemented during the first quarter of 1997.

            Restaurant operating expenses for the twenty-four weeks ended June 17, 1997 increased $710,000 (24.1%) to $3,657,000 from $2,947,000 in the twenty-four weeks ended June 11, 1996, and such expenses decreased as a percentage of net sales from 46.1% to 45.3%. Most of this improvement is attributable to improved labor efficiencies at the locations.

            Depreciation and amortization increased $121,000 (35.3%) in the twenty-four weeks ended June 17, 1997 to $464,000 from $343,000 in the twenty-four weeks ended June 11, 1996, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of three new restaurants since December 1995 and increases in depreciation relating to one owned property added since December 1995.

            General and administrative expenses for the twenty-four weeks ended June 17, 1997, increased $635,000 (211.2%) to $935,000 from $300,000 in the twenty-four weeks ended June 11, 1996. The increase reflects the management fee paid to Coulter Enterprises, Inc. prior to the Initial Public Offering and the additional corporate infrastructure added during the first quarter of 1997 to enable the Company to rapidly develop additional units in the future.

            Interest expense for the twenty-four weeks ended June 17, 1997, was $407,000, a $128,000 (45.7%) increase from $279,000 in the twenty-four weeks ended June 11, 1996. This increase was attributable to debt incurred to finance three locations added since December 1995.

            The effective income tax rate for the twenty-four weeks ended June 17, 1997 and the effective pro forma income tax rate for the twenty-four weeks ended June 11, 1996 were both 37.5%.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

IMPACT OF INFLATION

            The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Although a large number of the Company's restaurant personnel are paid at the federal minimum wage level, the majority of personnel are tipped employees, and therefore, recent as well as future minimum wage changes will have very little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

FORWARD LOOKING STATEMENTS

            This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


LIQUIDITY AND CAPITAL RESOURCES

            The Company was formed on February 7, 1997 and, pursuant to the Exchange, the Company became the owner of the eight then-existing Bailey's locations and three Fox & Hound locations. Prior to the Exchange, Bailey's financed its expansion primarily with loans from stockholders and loans from banks. Prior to the Exchange, Fox & Hound financed its expansion primarily with partners' equity contributions and loans from related parties.

            As is customary in the restaurant industry, the Company has operated with negative working capital. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

            At June 17, 1997, the Company had outstanding indebtedness to Intrust Bank, N.A., Wichita, in the principal amount of approximately $10.8 million out of a total credit line of $12.0 million available to the Company. This outstanding indebtedness was incurred to refinance the debt of the acquired entities in the Exchange of approximately $9.1 million and to finance the stockholder dividend payment to the former stockholders of Bailey's of approximately $1.7 million. Such indebtedness was repaid with a portion of the net proceeds from the Company's Initial Public Offering. No definitive agreement has been entered into for a new line of credit facility and there is no assurance that the Company will be able to establish such facility.

            The Company intends to open five locations in 1997 (one of which was opened in March 1997 and two of which are currently under construction), and is in active negotiations for leases on five additional sites. The Company expects to expend approximately $3.8 million to open new locations through the remainder of fiscal 1997.

            The Company believes that the proceeds from the Initial Public Offering, its cash flow from operations and funds anticipated to be available from a credit facility, for which the Company has a commitment but has not yet entered into a definitive agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

            There can be no assurance, however, that changes in the Company's operating plans, acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


Part II. - OTHER INFORMATION
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         In the twelve weeks ended June 17, 1997, the following actions were taken by written consent of the stockholders of the Company pursuant to Section 228 of the General Corporation Law of the State of Delaware:

                                               No. of Shares
                                                 Approving        Date of
         Action Taken                           Action Taken     Approval
         ------------                           ------------     --------

1.   Changing Company name to "Total
     Entertainment Restaurant Corp."             7,343,280     June 3, 1997

2.   Approving 1997 Incentive and
     Nonqualified Stock Option Plan              7,198,200     June 3, 1997

3.   Approving Directors Stock
     Option Plan                                 7,290,800     June 3, 1997

4.   Removing Michael A. Nahkunst as
     a Director of the Company                   7,293,920     June 6, 1997

5.   Appointing Gary M. Judd as
     a Director of the Company                   6,894,400     June 11, 1997

         The terms of Jamie B. Coulter and Dennis L. Thompson as Directors of the Company were unaffected by the actions described in number 4 and 5 above.

         There were 8,000,000 shares of Common Stock outstanding during the period in which written consents were delivered to the Company. Written notice of the actions described above was sent to all stockholders on June 24, 1997.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.



Item 6.  Exhibits and Reports on Form 8-K
                        (a) Exhibit 27................Financial Data Schedule

                        (b) Reports on Form 8-K.......None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                    Total Entertainment Restaurant Corp.


Date  August 29, 1997               /s/ James K. Zielke
                                    ------------------------------------
                                    James K. Zielke
                                    Chief Financial Officer,
                                    Secretary and Treasurer