Form 10-Q/A
period 1997-06-17
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1997-10-24
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                  FORM 10-Q/A-1


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number
      June 17, 1997                                             000-22753


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)



             Delaware                                           52-2016614
             --------                                           ----------
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

                                                       /X/ Yes    / / No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 24, 1997
          -----                                  -------------------------------
Common Stock, $.01 par value                             10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


Part II. - OTHER INFORMATION
----------------------------

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

(c)     Use of Proceeds of Initial Public Offering
        (1)     Effective date:  July 17, 1997.
        (2)     Offering date:  July 18, 1997.
        (3)     Not applicable.
        (4)     (i)     The offering terminated on July 23, 1997.
                (ii)    Managing Underwriter:  Montgomery Securities.
                (iii)   Title of Securities Registered:  Common Stock,
                        $.01 par value
                        per share.
                (iv)    Amount Registered:  2,415,000 shares.
                        Aggregate Offering Price:  $21,735,000.
                        Amount Sold:  2,415,000 shares.
                        Aggregate Offering Price of Amount Sold to Date:
                        $21,735,000.
                (v)     No  expenses  were  incurred  during the period from the
                        effective  date  of  the  Securities  Act   registration
                        statement (July 17, 1997) and ending on the ending date of the reporting period (June 17, 1997) because the ending date of the reporting period occurred prior to the effective date of the Securities Act registration statement.
                (vi)    Not applicable.
                (vii)   Not applicable.
                (viii)  Not applicable.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Total Entertainment Restaurant Corp.


Date     10/24/97                          /S/ James K. Zielke
                                           ---------------------------------
                                           James K. Zielke
                                           Chief Financial Officer,
                                           Secretary and   Treasurer
                                           (Duly Authorized Officer)