Form 10-Q
period 1997-09-09
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1997-10-24
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                          Commission file number
    September 9, 1997                                         000-22753
    -----------------                                         ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)



           Delaware                                            52-2016614
           --------                                            ----------
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

          Class                                  Outstanding at October 24, 1997
Common Stock, $.01 par value                            10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                     Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   at September 9, 1997, March 25, 1997, and
   February 7, 1997                                                       2

   Consolidated Statements of Income
   for the twelve weeks ended
   September 9, 1997 and Pro Forma for
   the twelve weeks ended September 3, 1996                               3

   Consolidated Statements of Income for the
   30 weeks and 5 days ended September 9, 1997
   (since inception) and Pro Forma for the
   thirty-six weeks ended September 9, 1997
   and September 3, 1996                                                  4

   Condensed Consolidated Statement of Cash Flows
   for the 30 weeks and 5 days ended
   September 9, 1997 (since inception)                                    5

   Notes to Condensed Consolidated
   Financial Statements                                                   6

Item 2.  Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations                                         9

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds                       15

Item 6.  Exhibits and Reports on Form 8-K                                16

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      September 9, 1997   March 25,1997     February 7, 1997
                                                                      -----------------  --------------     ----------------
                                         ASSETS

Current assets:
    Cash and cash equivalents                                            $ 8,553,639       $  1,458,789       $  1,000
    Accounts receivable                                                       56,934            106,731              -
    Inventories                                                              279,949            261,517              -
    Pre-opening costs - net                                                  187,739            124,883              -
    Deferred income taxes                                                    185,376            100,194              -
    Other current assets                                                     310,119            211,249              -
                                                                         -----------        -----------       --------
         Total current assets                                              9,573,756          2,263,363          1,000

Property and equipment, net                                                8,627,754          7,147,349              -
Intangible and other assets, net (principally goodwill)                    4,749,798          4,777,871              -
                                                                         -----------        -----------       --------
            Total assets                                                 $22,951,308       $ 14,188,583       $  1,000
                                                                         ===========        ===========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                       $          -       $ 10,835,695              -
    Accounts payable                                                       1,289,078            962,610       $      -
    Other current liabilities                                                469,759            594,715              -
                                                                        ------------       ------------       --------
            Total current liabilities                                      1,758,837         12,393,020              -


Deferred income taxes                                                        211,088            175,726              -

Stockholders' Equity:
    Preferred stock                                                                -                  -              -
    Common stock                                                             104,150             80,000             80
    Additional paid-in capital                                            20,553,772          1,450,390            920
    Retained earnings                                                        323,461             89,447              -
                                                                        ------------       ------------       --------
            Total stockholders' equity                                    20,981,383          1,619,837          1,000
                                                                        ------------       ------------       --------
            Total liabilities and stockholders' equity                  $ 22,951,308       $ 14,188,583       $  1,000
                                                                        ============       ============       ========

                             See accompanying notes.
                                      - 2 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                             Company
                                                                                    Historical              Pro Forma
                                                                                -------------------    ---------------------
                                                                                   Twelve weeks            Twelve weeks
                                                                                       ended                  ended
                                                                                   Sept. 9, 1997          Sept. 3, 1996
                                                                                -------------------    ---------------------

Net sales:
    Food and beverage                                                               $ 3,028,242           $ 2,657,291
    Entertainment and other                                                             650,461               552,112
                                                                                    -----------           -----------
         Total net sales                                                              3,678,703             3,209,403

Costs and expenses:
    Costs of sales                                                                      967,522               899,709
    Restaurant operating expenses                                                     1,648,225             1,519,732
    Depreciation and amortization                                                       242,919               194,759
                                                                                    -----------           -----------
Entertainment and restaurant costs and expenses                                       2,858,666             2,614,200
                                                                                    -----------           -----------
Entertainment and restaurant operating income                                           820,037               595,203
General and administrative expenses                                                     411,175               264,771
Goodwill amortization                                                                    54,684                54,684
                                                                                    -----------           -----------
Income from operations                                                                  354,178               275,748

Other income (expense):
    Other income, principally interest                                                   41,017                 4,933
    Interest expense                                                                    (91,778)             (159,150)
                                                                                    -----------           -----------
Income before income taxes                                                              303,417               121,531
Provision for income taxes                                                              113,781                45,574
                                                                                    -----------           -----------
Net income                                                                          $   189,636           $    75,957
                                                                                    ===========           ===========

Net income per share                                                                $      0.02           $      0.01
                                                                                    ===========           ===========
Average shares outstanding                                                            9,610,000             8,000,000
                                                                                    ===========           ===========



                             See accompanying notes
                                      - 3 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Historical
                                                          ----------------------                   Company Pro Forma
                                                             For the 30 weeks     --------------------------------------------------
                                                             and 5 days ended              For the thirty-six weeks ended
                                                            September 9, 1997     --------------------------------------------------
                                                            (since inception)        September 9, 1997         September 3, 1996
                                                          ----------------------  ----------------------    ------------------------

Net sales:
    Food and beverage                                         $  7,714,879            $  9,686,806              $  7,941,430
    Entertainment and other                                      1,646,957               2,069,488                 1,658,078
                                                              ------------            ------------              ------------
         Total net sales                                         9,361,836              11,756,294                 9,599,508
Costs and expenses:
    Costs of sales                                               2,442,988               3,097,698                 2,690,258
    Restaurant operating expenses                                4,231,391               5,304,745                 4,466,390
    Depreciation and amortization                                  578,939                 707,507                   538,144
                                                              ------------            ------------              ------------
Restaurant costs and expenses                                    7,253,318               9,109,950                 7,694,792
                                                              ------------            ------------              ------------
Restaurant operating income                                      2,108,518               2,646,344                 1,904,716
General and administrative expenses                              1,106,060               1,346,135                   565,248
Goodwill amortization                                              130,855                 163,144                   164,058
                                                              ------------            ------------              ------------
Income from operations                                             871,603               1,137,065                 1,175,410

Other income (expense):
    Other income, principally interest                              41,102                  41,165                    18,609
    Interest expense                                              (395,168)               (499,035)                 (438,576)
                                                              ------------            ------------              ------------
Income before income taxes and minority interest                   517,537                 679,195                   755,443
Provision for income taxes                                         194,076                 254,698                   283,291
                                                              ------------            ------------              ------------
Net income                                                    $    323,461            $    424,497              $    472,152
                                                              ============            ============              ============

Net income per share                                          $       0.04            $       0.05              $       0.06
                                                              ============            ============              ============
Average shares outstanding                                       8,629,023               8,536,667                 8,000,000
                                                              ============            ============              ============



                             See accompanying notes.
                                      - 4 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                             For the 30 weeks
                                                             and 5 days ended
                                                             September 9, 1997
                                                             (since inception)
                                                           --------------------
 Cash flows from operating activities:
   Net income                                                $    323,461
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                             732,095
        Net change in operating assets
        and liabilities:
          Change in operating assets                             (460,936)
          Change in operating liabilities                         976,981
                                                             ------------
            Net cash provided by operating activities           1,571,601

Cash flows from investing activities:
   Purchases of property and equipment                         (2,074,963)
   Cash of companies acquired in Exchange                         733,804
                                                             ------------
            Net cash provided by investing activities          (1,341,159)

Cash flows from financing activities:
   Net proceeds from sale of stock                             19,127,532
   Proceeds from revolving note payable to bank                10,835,695
   Payment of dividends to certain stockholders                (1,675,332)
   Payment of notes payable to stockholders                    (4,530,071)
   Payment of notes payable to affiliates                        (233,000)
   Payment of notes payable to banks                           (4,366,933)
   Payment of revolving note payable to bank                  (10,835,695)
                                                             ------------
            Net cash provided by financing activities           8,322,196
                                                             ------------

            Net increase in cash and cash equivalents           8,552,639

Cash and cash equivalents at beginning of period                    1,000
                                                             ------------
Cash and cash equivalents at end of period                   $  8,553,639
                                                             ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $   425,527
   Cash paid for income taxes                                    189,790


                             See accompanying notes.
                                      - 5 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              Notes to Condensed Consolidated Financial Statements


(Note 1)  Basis of Presentation and Description of Business
          -------------------------------------------------

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

     Assets acquired:
         Current assets                                           $1,498,276
         Property and equipment                                    7,039,719
         Goodwill and other assets                                 4,789,911
                                                                  ----------
                                                                  13,327,906
     Less assumed liabilities:
         Current liabilities                                         822,428
         Dividends payable to certain predecessor stockholders     1,675,332
         Notes payable to stockholder                              4,530,071
         Notes payable to affiliates                                 233,000
         Notes payable to banks                                    4,366,933
         Deferred taxes                                              170,752
                                                                  ----------
     Net assets acquired                                          $1,529,390
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

            The unaudited pro forma Consolidated Statements of Income for the 12 weeks ended September 3, 1996 and the 36 weeks ended September 9, 1997 and September 3, 1996 give effect to the Exchange as if such transactions occurred on January 1, 1996.

            The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and unaudited pro forma combined condensed statement of operations and notes thereto of the Company and its predecessors contained in the Company's registration statement dated July 17, 1997. The results of the twelve weeks ended September 9, 1997 are not necessarily indicative of the results to be expected for the full year ending December 30, 1997.


2.          Initial Public Offering
            -----------------------

            On July 17, 1997, the Company commenced the initial public offering (the "Initial Public Offering") of 2,100,000 shares of its Common at $9.00 per share. Total net proceeds to the Company of approximately $16,490,000 are being used for debt retirement, restaurant development, working capital and general corporate purposes. On July 23, 1997, the underwriters exercised their over-allotment option and acquired an additional 315,000 shares of Common Stock for which the Company received net proceeds of approximately $2,640,000.


3.          Stock Options
            -------------

            o   Incentive and Nonqualified Stock Option Plan

            In March 1997, the Board of Directors adopted a stock option plan providing for incentive and nonqualified stock options pursuant to which up to 1,500,000 shares of Common Stock have been reserved for issuance. The Plan covers the Chairman of the Board, officers and key employees of the Company. Concurrent with the effective date of the Initial Public Offering of the Company on July 17, 1997, the Company granted options to the Chairman of the Board, certain officers and key employees to purchase an aggregate of 801,340 shares of Common Stock at an exercise price of $9.00 per share.

            o   Directors Stock Option Plan

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

4.          Recently Issued Accounting Standards
            ------------------------------------

            In February 1997, the Financial Accounting Standards Board issued Statement of Final Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

            The Company was formed on February 7, 1997 and, pursuant to the Exchange, the Company became the owner of eight then-existing Bailey's and the three Fox & Hound locations. The first Bailey's was opened in Charlotte, North Carolina in 1989 and the first Fox & Hound was opened in Arlington, Texas in 1994. As of September 9, 1997, the Company operated nine Bailey's and four Fox & Hounds located in Arkansas, Indiana, North Carolina, South Carolina, Tennessee and Texas.

            The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the thirty-six weeks ended September 9, 1997, food and non-alcoholic beverages were 24.8% of total sales, alcoholic beverages were 57.6% of total sales and entertainment and other were 17.6% of total sales.

            Components of restaurant operating expenses include operating payroll and fringe benefit costs, occupancy costs and advertising and promotion costs. These costs are generally variable and will fluctuate with changes in sales volume and sales mix. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location of specified minimum levels.

            Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

            General  and  administrative  expenses  include  all  corporate  and administrative  functions  that  support  existing  operations  and  provide  an infrastructure to support future growth. In addition, certain expenses of recruiting and training unit management personnel prior to meeting the criteria to be capitalized as pre-opening expenses are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies are major items of costs in this category. From February 20, 1997 through the effective date of the Initial Public Offering, the Company has been provided with certain accounting and administrative services from Coulter Enterprises, Inc. a corporation controlled by Jamie B. Coulter, Chairman of the Board of the Company, for a charge of 4.0% of net sales. Concurrent with the effective date of the Initial Public Offering, the Company entered into a services agreement with Coulter Enterprises, Inc. for a continuation of such services. The fixed annual charge for such services is $94,000, pro rated for 1997 plus an additional per 28-day period fee of $426 per unit.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations
            The following table sets forth for the periods indicated (i) the percentages which certain items included in the Consolidated Statements of Income bear to net sales, and (ii) other selected operating data:

                                                                             Historical      Company Pro Forma (2)
                                                                             ----------   --------------------------------------
                                                                           Twelve Weeks  Twelve Weeks
                                                                              Ended          Ended        Thirty-six Weeks Ended
                                                                              -----          -----        ----------------------
                                                                             Sept. 9,      Sept. 3,       Sept. 9,       Sept. 3,
                                                                               1997          1996          1997             1996
                                                                               ----          ----          ----             ----

                                                                                            (dollars in thousands)

Income Statement Data:
   Net sales ..........................................................      100.0%         100.0%         100.0%         100.0%
   Costs and expenses:
               Costs of sales .........................................       26.3           28.0           26.4           28.0
               Restaurant operating expenses ..........................       44.8           47.4           45.1           46.5
               Depreciation and amortization ..........................        6.6            6.1            6.0            5.6
                                                                               ---            ---            ---            ---

                  Restaurant costs and expenses .......................       77.7           81.5           77.5           80.2
                                                                              ----           ----           ----           ----

   Restaurant operating income ........................................       22.3           18.5           22.5           19.8
   General and administrative expenses ................................       11.2            8.2           11.5            5.9
   Goodwill amortization ..............................................        1.5            1.7            1.4            1.7
                                                                               ---            ---            ---            ---
   Income from operations .............................................        9.6            8.6            9.6           12.2
   Other income, principally interest .................................        1.1            0.2            0.4            0.2
   Interest expense ...................................................       (2.5)          (5.0)          (4.2)          (4.5)
                                                                               ---            ---            ---            ---

   Income before provision for income taxes (2) .......................        8.2            3.8            5.8            7.9
   Provision for income taxes .........................................        3.1            1.4            2.2            3.0
                                                                               ---            ---            ---            ---

   Net income .........................................................        5.1%           2.4%           3.6%           4.9%
                                                                               ===            ===            ===            ===


Restaurant Operating Data:
    Annualized average weekly sales per location (3)$ .........              1,319       $  1,388       $  1,437       $  1,468
    Number of restaurants at end of the period ................                 13             10             13             10


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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

TWELVE WEEKS ENDED SEPTEMBER 9, 1997 COMPARED TO
TWELVE WEEKS ENDED SEPTEMBER 3, 1996


         Net sales increased $469,000 (14.6%) for the twelve weeks ended September 9, 1997 compared to the twelve weeks ended September 3, 1996 principally attributable to $549,000 in sales from the three new locations opened since June 1996. Same store sales were down 0.4% in the third quarter.

         Costs of sales, primarily food and beverages increased $68,000 (7.5%) in the twelve weeks ended September 9, 1997 to $968,000 from $900,000 in the twelve weeks ended September 3, 1996, and such expenses decreased as a percentage of sales from 28.0% to 26.3%. This decrease is attributable to improved control procedures and a new menu implemented during the first quarter of 1997.

         Restaurant operating expenses for the twelve weeks ended September 9, 1997 increased $128,000 (8.5%) from $1,520,000 in the twelve weeks ended September 3, 1996 to $1,648,000, and such expenses decreased as a percentage of net sales from 47.4% to 44.8%. Most of this improvement is attributable to improved labor controls at the locations.

         Depreciation and amortization increased $48,000 (24.7%) in the twelve weeks ended September 9, 1997 over the twelve weeks ended September 3, 1996, principally reflecting the depreciation relating to the opening of three new restaurants since June 1996 including one owned property.

         General and administrative expenses for the twelve weeks ended September 9, 1997 increased $146,000 (55.3%) from the comparable period in 1996. The increase reflects the management fee paid to Coulter Enterprises, Inc. prior to the Initial Public Offering and the additional corporate infrastructure added during the first quarter of 1997 to enable the Company to rapidly develop additional units.

         Interest expense for the twelve weeks ended September 9, 1997 was $92,000, a $67,000 decrease from the comparable period in 1996. This decrease reflects the repayment of all debt outstanding immediately following the initial public offering.

         The effective income tax rate for the twelve weeks ended September 9, 1997 and the effective pro forma income tax rate for the twelve weeks ended September 3, 1996 were both 37.5%.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1997
COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 3, 1996

         Net sales increased $2,157,000 (22.5%) for the thirty-six weeks ended September 9, 1997 compared to the thirty-six weeks ended September 3, 1996 principally attributable to $2,477,000 in sales from the four new locations opened since December 1995. Same store sales were up 4.9% for the period.

         Costs of sales, primarily food and beverages increased $408,000 (15.1%) in the thirty-six weeks ended September 9, 1997 to $3,098,000 from $2,690,000 in the thirty-six weeks ended September 3, 1996, and such expenses decreased as a percentage of sales from 28.0% to 26.4%. This decrease is attributable to improved control procedures and a new menu implemented during the first quarter of 1997.

         Restaurant operating expenses for the thirty-six weeks ended September 9, 1997 increased $838,000 (18.8%) from $4,467,000 in the thirty-six weeks ended September 3, 1996 to $5,305,000, and such expenses decreased as a percentage of net sales from 46.5% to 45.1%. Most of this improvement is attributable to improved labor controls at the locations.

         Depreciation and amortization increased $169,000 (31.5%) in the thirty-six weeks ended September 9, 1997 over the thirty-six weeks ended September 3, 1996, principally reflecting the depreciation relating to the opening of four new restaurants since December 1995 including one owned property.

         General and administrative expenses for the thirty-six weeks ended September 9, 1997 increased $781,000 (138.1%) from the comparable period in 1996. The increase reflects the management fee paid to Coulter Enterprises, Inc. prior to the Initial Public Offering and the additional corporate infrastructure added during the first quarter of 1997 to enable the Company to rapidly develop additional units.

         Interest expense for the thirty-six weeks ended September 9, 1997 was $499,000, a $60,000 increase from the comparable period in 1996.


         The effective income tax rate for the thirty-six weeks ended September 9, 1997 and the effective pro forma income tax rate for the thirty-six weeks ended September 3, 1996 were both 37.5%.

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

            As is customary in the restaurant industry, the Company prior to the Initial Public Offering had operated with negative working capital. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

            Immediately following the Initial Public Offering, the Company repaid outstanding indebtedness to Intrust Bank, N.A., Wichita, in the principal amount of approximately $10.8 million out of a total credit line of $12.0 million available to the Company. This outstanding indebtedness was incurred to refinance the debt of the acquired entities in the Exchange of approximately $9.1 million and to finance the stockholder dividend payment to the former stockholders of Bailey's of approximately $1.7 million. While the Company believes it can arrange a new working capital line with Intrust Bank, N.A., no definitive agreement has been entered into for a new line of credit facility and there is no assurance that the Company will be able to establish such facility.

            The Company intends to open five locations in 1997 (two of which were opened during the thirty-six week period ending September 9, 1997, one of which was opened in October 1997 and two of which are currently under construction). One additional unit is currently under construction and the Company is in active negotiations for leases on five additional sites. The Company expects to expend approximately $19.8 million to open new locations over the next 12 months.

            The Company believes that the proceeds from the Initial Public Offering, its cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

FORWARD LOOKING STATEMENTS

            This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


PART II.  OTHER INFORMATION
---------------------------

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

Securities Sold
---------------

 (c) The following unregistered securities were issued by the Company during the twelve weeks ended September 9, 1997:


                          Description of          Number of Shares Sold/Issued/       Offering/Exercise       Purchaser or
Date of Sale/Issuance    Securities Issued       Subject to Options or Warrants      Price Per Share             Class
---------------------    -----------------       ------------------------------      ---------------             -----

July 17, 1997           Common Stock Options             801,340                            $ 9.00         Chairman of the
                                                                                                           Board, certain officers
                                                                                                           and key employees
                                                                                                           pursuant to 1997
                                                                                                           Incentive and
                                                                                                           Nonqualified Stock
                                                                                                           Option Plan

July 17, 1997           Common Stock Options              50,000                           $ 9.00          Issuance to non-
                                                                                                           employee directors
                                                                                                           pursuant to 1997
                                                                                                           Directors Stock
                                                                                                           Option Plan

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


  Use of Proceeds of Initial Public Offering
  ------------------------------------------

   (4) (v)  Actual underwriting discounts and commissions        $  1,521,450

            Actual other  expenses  paid to a  corporation
            controlled  by Jamie B.  Coulter,  Chairman of
            the Board of the Company, for air travel                   82,325


            Estimated other expenses paid to others                 1,003,693
                                                                    ---------
            Total expenses                                       $  2,607,468

       (vi) Net offering proceeds                                $ 19,127,532

      (vii) Amount of net offering proceeds used for:
            Actual repayment of indebtedness including interest $ 10,894,648 Estimated purchases and installation of
            furniture, fixtures and equipment                         590,982
            Estimated remaining net offering proceeds invested
            in various tax exempt securities and funds              7,631,902
                                                                    ---------
            Total net offering proceeds                          $ 19,127,532

     (viii) Not applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibit 27. . . . . .. . . . . . .     Financial Data Schedule

         (b)   Forms on 8-K. . . .  . . . . . . .     None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Total Entertainment Restaurant Corp.
                                    (Registrant)

  Date        10/24/97              /s/ James K. Zielke
                                    ------------------------------------
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Duly Authorized Officer)