Form 10-K
period 1997-12-30
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1998-03-30
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ TO ______

                        Commission file number 000-22753

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              52-2016614
               --------                              ----------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

                               300 CRESCENT COURT
                             BUILDING 300, SUITE 850
                               DALLAS, TEXAS 75201
               (Address of principal executive offices) (Zip code)

                                 (214) 754-0414
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / x / No / /

      As of March 18, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $40,678,825. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

      As of March 18, 1998, there were 10,415,000 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS


ITEM                                                                      PAGE
----                                                                      ----

                                     PART I

   1.    Business.........................................................  3
   2.    Properties....................................................... 11
   3.    Legal Proceedings................................................ 11
   4.    Submission of Matters to a Vote of Security Holders.............. 11

                                     PART II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters................................. 12
   6.    Selected Financial Data.......................................... 13
   7.    Management's Discussion and Analysis of
          Financial Condition and Results of Operations................... 14
   8.    Financial Statements and Supplementary Data...................... 19
   9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................... 19


                                    PART III

  10.    Directors and Executive Officers of the Registrant............... 19
  11.    Executive Compensation........................................... 19
  12.    Security Ownership of Certain Beneficial Owners and Management... 19
  13.    Certain Relationships and Related Transactions................... 19

                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  20
         Signatures....................................................... 23

                                     PART I

ITEM 1.           BUSINESS

GENERAL

            Total Entertainment Restaurant Corp., a Delaware corporation ("the Company"), owns and operates 17 entertainment restaurant locations which utilize the Fox & Hound English Pub & Grille ("Fox & Hound") and Bailey's Sports Grille ("Bailey's") tradenames. The Company's entertainment concepts combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and a late-night dining and entertainment alternatives all in a single location. The Company's entertainment restaurant concepts appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox & Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. The first Bailey's unit was opened in Charlotte, North Carolina in 1989 and the first Fox & Hound unit was opened in Arlington, Texas in 1994. The Company owns and operates seven Fox & Hound units and ten Bailey's units in Alabama, Arkansas, Illinois, Indiana, Nebraska, North Carolina, South Carolina, Tennessee and Texas.

SECTION 351 EXCHANGE

     The Company was organized on February 7, 1997 for the purpose of developing entertainment restaurant locations. On February 20, 1997, the Company effected an exchange (the "Exchange") of property under Section 351 of the Internal Revenue Code of 1986, as amended (the "Code"), with the stockholders of four corporations (the "Subsidiary Corporations") and certain limited partners of four Texas limited partnerships (the "Subisdiary Limited Partnerships"). Pursuant to the Exchange, the Company became the owner of the eight then-existing Bailey's locations and the three then-existing Fox & Hound locations. The Company issued 8,000,000 shares of its common stock, $0.01 par value (the "Common Stock"), in exchange for all the outstanding stock of the Subsidiary Corporations and the outstanding limited partnership interests of the Subsidiary Limited Partnerships not owned by the Subsidiary Corporations. The Subsidiary Corporations and Subsidiary Limited Partnerships thereby became wholly-owned subsidiaries of the Company.

CONCEPT

     The Company's entertainment restaurant concept differentiates itself by offering all of the following features in a single location:
         o Social Gathering Place. The Company's concepts provide a contemporary social gathering place where friends and acquaintances can gather regularly for food, drinks and entertainment in an upscale yet casual environment.
         o Food and Beverage. The Company's concepts offer a full menu with a wide range of mid-priced appetizers, entrees and desserts served in generous portions. Each location features a full service bar and a wide variety of domestic, imported and premium craft beers. Food and beverages can be enjoyed in all areas of each location.

         o Sports Entertainment. The Company's concepts feature state-of-the-art audio and video systems for viewing sporting events. Each location has numerous TV's (including several big screen TV's) with satellite and cable coverage of national, regional and local sporting events.
         o Games of Skill. The Company's concepts offer traditional games of skill, including pocket billiards featuring tournament-quality tables, shuffleboard and darts. Certain locations also offer "just for fun" blackjack and a variety of popular interactive games.
         o Late-night Destination. The Company provides guests with an upscale entertainment and dining alternative by serving food and beverages during the increasingly popular late-night segment.

STRATEGY

     Management believes its unique entertainment restaurant concept will enable the Company to distinguish itself as the leader in this market segment. Management's strategy for attaining this leadership position is based on the following key elements:
     Total Entertainment and Restaurant Experience. The Company's concept offers a social gathering place, food and beverages, sports entertainment, games of skill and a late-night destination all in a single location. Each location provides guests with a multi-dimensional entertainment and restaurant experience that enables them to participate in one or more elements of the experience.
     Seasoned Management Team. The Company employs a seasoned management team with experience in successfully developing and operating multi-unit concepts in a variety of geographic markets throughout the United States. The Company intends to leverage this experience to secure favorable real estate sites, control costs and implement proven operating procedures. In addition, the Company maintains centralized financial and accounting controls through Coulter Enterprises, Inc. ("Coulter Enterprises"), a corporation controlled by Jamie B. Coulter, Chairman of the Board of the Company, which has 17 years of experience in providing such services. By employing the services and infrastructure provided by Coulter Enterprises, the Company is able to focus its energy and resources on brand and unit development.
     Rapid Growth and Expansion. The Company believes its entertainment restaurant concept will be attractive in a variety of geographic markets throughout the United States. The Company currently plans to open up to 20 locations in 1998 (one of which was opened in January 1998) and up to 20 locations in 1999. The Company is currently evaluating locations in markets that are familiar to its management team and is actively negotiating additional leases at a number of sites.
     Flexibility and Versatility of Concept. The Company is implementing its concept through both the Fox & Hound and Bailey's brand names. This strategy enables the Company to target both larger urban markets as well as smaller regional markets. The Company's concept also allows for significant versatility through the reconfiguration of the entertainment areas within each of its locations to accommodate various special events.
     Commitment to High Quality Products and Services. The Company is committed to providing a superior experience that includes high quality menu items, a wide variety of domestic, imported and premium craft beers, state-of-the-art audio and video systems and tournament-quality pocket billiard tables. These features, combined with the Company's focus on a high level of customer service, help build a loyal clientele and attract new guests.

LOCATIONS

     The following table sets forth the location, opening date and approximate square footage of the Company's existing entertainment and restaurant locations:

                                                                APPROXIMATE
          LOCATION                  MONTH OPENED               SQUARE FOOTAGE
          --------                  ------------               --------------
     Fox & Hound
     Arlington, TX                  August 1994                    6,500
     College Station, TX            September 1994                 7,700
     Dallas, TX                     December 1995                  9,600
     Memphis, TN                    September 1997                 8,400
     Omaha, NE                      December 1997                  9,000
     Chicago, IL                    December 1997                 10,100
     Montgomery, AL                 January 1998                   7,700

     Bailey's
     Charlotte, NC                  November 1989                  6,100
     Pineville, NC                  October 1990                   7,600
     North Little Rock, AR          February 1994                  8,400
     Greenville, SC                 September 1994                 7,000
     Nashville #1, TN               April 1995                     9,400
     Knoxville, TN                  December 1995                  8,400
     Johnson City, TN               May 1996                       8,250
     Columbia, SC                   October 1996                  10,000
     Clarksville, IN                March 1997                     9,200
     Nashville #2, TN               October 1997                   7,500

EXPANSION PLANS

     The Company's management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. The Company intends to open up to 20 entertainment restaurant locations in 1998 (one of which was opened in January 1998) and up to 20 locations in 1999. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. As of March 18, 1998 has entered into lease agreements to open six additional Fox & Hound locations and is also actively negotiating additional leases at a number of sites.
     The Company may in the future grant license or joint venture rights to the Fox & Hound and Bailey's concepts in certain limited geographic areas of the United States. It is expected that these licensees or joint venture partners will be required to develop a specific number of locations within a specified time frame and that a license fee and/or a royalty fee will be paid to the Company in connection with the development and operation of each such site. The Company anticipates that one of such licenses may be granted to Dennis L. Thompson and Thomas A. Hager, directors of the Company. Such license is anticipated to grant the right to operate up to eight locations utilizing the "Fox & Hound" name in North Carolina. The Company has granted to Stephen P. Hartnett, a principal stockholder of the Company and the founder of Fox & Hound, the right to operate one "Fox & Hound" concept in Dallas, Texas without the payment of any license fee.

SITE SELECTION CRITERIA AND LEASING

     The Company believes the site selection process is critical in determining the potential success of each entertainment restaurant location. Senior management devotes significant time and resources in analyzing each prospective site and inspects and approves each location prior to final lease execution. A variety of factors are considered in the site selection process, including local market demographics, site visibility, traffic count, nature of the retail environment and accessibility and proximity to major retail centers, office complexes, hotels and entertainment centers (e.g., stadiums, arenas, theaters).
     The Company currently leases all locations, with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Most of the units are located in shopping centers. Leases are negotiated with initial terms of three to five years, with multiple renewal options. The Company has generally required approximately 90 to 120 days after the signing of a lease and obtaining required permits to complete construction and open a new location. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, the Company anticipates principally leasing its locations, although it may consider purchasing free-standing sites where it is cost-effective to do so.

UNIT ECONOMICS

     The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. The Company's restaurants have historically generated a sales to investment ratio of 1.0:1, assuming that the average minimum annual rents pursuant to operating leases were capitalized for purposes of determining the investment. The Company's entertainment restaurants averaged approximately $1.5 million in sales on an annualized basis during the fiscal years ended December 31, 1996 and December 30, 1997. Of the 16 units open at December 30, 1997, 15 were leased facilities and had an average cash investment of $906,000. The one open unit the Company owned as of December 30, 1997 had a cost of $1,756,000 (including the costs for land acquisition, construction, equipment and pre-opening expenses). In the future, the Company anticipates most locations will be leased rather than purchased, and anticipates an average cash investment per unit between $1.0 million and $1.3 million.

MENU

     Both  Bailey's  and Fox & Hound  concepts  offer a single  menu  for  lunch
(weekends only in some locations), dinner and late-night dining. The menu features a selection of appetizers, including quesadillas and nachos, soups and salads, gourmet-style sandwiches and burgers, a selection of grilled entrees and desserts. Appetizers typically range in price from $3.95 to $7.95, and entrees range from $5.95 to $12.95, with most entrees priced below $10.00. Each location features a full service bar and most units have over 100 brands of ales, lagers, stouts and premium craft beers from around the world, including over 35 on tap. Alcoholic beverage service accounted for approximately 57% of the Company's revenues in the fiscal year ended December 30, 1997.

AMBIANCE AND DESIGN

     Fox & Hound. The Fox & Hound entertainment restaurant concept incorporates the tradition, spirit and sophistication of a contemporary social gathering place, with an elegant yet comfortable atmosphere of finished wood, polished brass, embroidered chairs and booths, hunter green and burgundy walls and etched glass. Each Fox & Hound features a full service restaurant and bar as well as state-of-the-art audio and video technology and traditional games of skill such as pocket billiards generously spaced to avoid crowding, darts and shuffleboard. The entertainment area can be readily configured into a comfortable "arena" for viewing national, regional and local sporting and other television events. All seven locations are also capable of accommodating business and social organizations for special events.
     Fox & Hound is the evolution of a concept  originally  conceived by Stephen
P. Hartnett. Management believes that the design of Fox & Hound plays an essential role in its success. The bar and primary dining room are centrally located while the wing rooms are partitioned from the bar and dining area by etched glass and house games of skill along with state-of-the-art audio and video technology. This layout provides guest with an open view of the main dining room, bar and gaming areas. The open kitchen is organized for efficient work flow and is also centrally located so as to entice guests with its flavorful aromas.
     Bailey's. The Bailey's concept has a casual, relaxed atmosphere that features a full-service restaurant and bar, numerous TV's (including several big screen TV's) with satellite and cable coverage of sporting events, pocket billiard tables, darts, foosball and shuffleboard. Certain locations also feature "just for fun" blackjack and a variety or popular interactive games. Like Fox & Hound, the bar and primary dining room in each Bailey's unit is centrally located with games situated around the perimeter.
     Bailey's is the evolution of a concept originally conceived by Thomas A. Hager and Dennis L. Thompson, each of whom are directors of the Company. The first Bailey's unit opened in Charlotte, North Carolina in November 1989. There are presently ten locations operating in five states. Since the opening of the first location in 1989, management has modified and improved its original concept. With each successive opening, the decor has been modified to a more upscale yet casual decor.
     All locations opened since July 1997 (four Fox & Hound units and one Bailey's unit) have incorporated the layout and design of the Fox & Hound unit in Dallas, Texas. The Company anticipates this layout and design will be utilized for all future locations for both Fox & Hound and Bailey's.

MARKETING

     The Company believes its entertainment restaurant concept attracts a loyal clientele, and the Company relies primarily on word-of-mouth to attract new business. The Company does, however, advertise through traditional marketing and advertising mediums in selected markets. These mediums include billboard signage, radio and print advertising, local store marketing to households and volunteer community involvement.
     The Company's marketing efforts also seek to focus on national, regional and local sporting events such as the Super Bowl and World Series, which attract locally active groups of fans, supporters or alumni. The versatile layout and design of the units can also accommodate group events.

OPERATIONS AND MANAGEMENT

     The Company's operations and management systems are based upon systems and controls that were developed by senior management and have been successfully used to manage a large number of restaurants located in numerous states. The Company strives to maintain quality and consistency in its entertainment restaurant locations through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of locations and conduct of personnel.
     The management of a typical unit consists of one general manager and two or three supporting managers. Each general manager is responsible for the unit's day-to-day operations and is required to follow the Company's established operating procedures and standards. Each entertainment restaurant location also employs a staff of hourly employees, many of whom are part-time personnel. Unit management personnel participate in an eight-week training program which focuses on various aspects of the unit's operations and customer service. Working in concert with general managers, the Company's senior management team participates in an incentive cash bonus program. Awards under the incentive plan are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. Senior management regularly visits the Fox & Hound and Bailey's locations and meets with the respective management teams to ensure the Company's strategies and standards of quality are complied with.
     The Company maintains financial and accounting controls for each of its entertainment restaurant locations through the use of centralized accounting and management information systems. Sales information is collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred weekly to the Company's principal operating account. The Company utilizes a comprehensive peer review reporting system for its general managers. After the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each location meet in person with the senior management of the Company to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The Company believes the peer review system enables each general manager to benefit from the collective experience of all of the Company's management.
     The Company believes customer service and satisfaction are keys to the success of its operations. The Company's commitment to customer service and satisfaction is evidenced by several Company practices and policies, including periodic visits by unit management to guests' tables, active involvement of management in responding to guest comments and assigning wait persons so as to ensure customer satisfaction. Teamwork is emphasized for efficient and timely service.
     Each new unit employee of the Company participates in a training program during which the employee works under the close supervision of a general manager. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Management continuously solicits employee feedback concerning unit operations and strives to be responsive to the employees' concerns.

PURCHASING

     The Company's management negotiates directly with suppliers for most food and beverage products to ensure uniform quality, adequate supplies, and to obtain competitive prices. Food and supplies are shipped directly to entertainment restaurant locations, although invoices for purchases are forwarded to a central location for payment. Due to the experience of the Company's senior management in the restaurant business, the Company has been and expects to continue to be able to purchase most of its restaurant equipment directly from equipment manufacturers. The Company has not experienced any significant delays in receiving supplies or equipment.

MANAGEMENT INFORMATION SYSTEMS

     The Company utilizes an in-store computer-based management support system which is designed to improve labor scheduling and food and beverage cost management, provide corporate management quick access to financial data and reduce the general manager's administrative time. Each general manager uses the system for production planning, labor scheduling and food and beverage cost variance analysis. The system generates reports on sales, bank deposits and variance data for the Company's management on a daily basis.
     The Company generates weekly consolidated sales reports and food, beverage and lower-cost variance reports as well as detailed profit and loss statements for each entertainment restaurant location every four weeks. Additionally, the Company monitors sales mix, sales growth, labor variances and other sales trends on a daily basis.

YEAR 2000 COMPLIANCE

     The Company utilizes and is dependent upon computer systems and software to conduct its business. The systems and software include those developed and maintained by the Coulter Enterprises' in-house computer department as well as purchased software which is run on in-house computer systems, including networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm it will function properly in the year 2000. In addition, selected major vendors have been contacted to ensure they are addressing this issue. All in-house systems and software are expected to be year 2000 compliant no later than the third quarter of 1998. Vendor responses indicate their hardware and/or software will be compliant, collectively, no later than the end of 1998. This timetable will allow time for testing such compliance. While there may be some expenses incurred in the next two years, it is not expected to have a material effect on the Company's consolidated financial statements. The Company is expensing all costs associated with any system changes relating to year 2000 compliance.

ACCOUNTING AND ADMINISTRATIVE SERVICES

     On July 17, 1997, the Company entered into a services agreement with Coulter Enterprises for certain accounting and administrative services. The fixed annual charge, which was pro rated for 1997, was $94,000 and the per unit per 28-day period fee was $426. For fiscal year 1998, the fixed annual charge is $194,500 and the per restaurant per 28-day accounting period fee is $466, plus reimbursement of all direct out-of-pocket costs and expenses. The increase in the fixed charge is due to an increase in the number of entertainment restaurants operated by the Company. In the future, the Company may satisfy its accounting and administrative needs by hiring employees directly.

COMPETITION

     The entertainment and restaurant industries are highly competitive. There are a great number of restaurants and entertainment businesses that compete directly and indirectly with the Company. The Company competes with restaurants primarily on the basis of quality of food and service, ambiance and location and competes with sports bars and entertainment complexes on the basis of entertainment quality. Competition for sales in the entertainment and restaurant industries is intense. While the Company believes its entertainment restaurant units are distinctive in design and operating concept, it is aware of competitors that operate with similar concepts. Many of the Company's existing and potential competitors are well-established and have significantly greater financial, marketing and other resources than does the Company. In addition to other entertainment and restaurant companies, the Company competes with numerous businesses for suitable locations for its units. The legalization of casino gambling in geographic areas near any entertainment restaurant location operated by the Company could also create the possibility for entertainment alternatives that could have a material adverse effect on the Company's business.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

     As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Although a large number of the Company's restaurant personnel are paid at the federal minimum wage level, the majority of personnel are tipped employees, and therefore, recent as well as future minimum wage changes will have very little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

GOVERNMENT REGULATION

     The Company's entertainment restaurant locations are subject to numerous federal, state and local laws affecting health, sanitation, safety and Americans with Disabilities Act accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each location has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each location has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesales purchasing, and inventory control. The failure of a location to obtain or retain liquor or food service licenses would have a material adverse effect on the Company's operations. In order to reduce this risk, each location is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.
     The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving "dram-shop" statutes.
     The development and construction of additional locations will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of the company's personnel are paid at rates related to the federal minimum wage which is currently $5.25 per hour. Accordingly, increases in the minimum wage will increase the Company's labor costs.
     A portion of the Company's revenues is derived from the use and operation of video gaming machines. There can be no assurance that any future regulations or legislation will not limit, restrict or eliminate the use or operation of video gaming machines.

TRADEMARKS

     The Company has registered its "Fox & Hound" service mark in Texas and has applied for federal registration of such mark. The Company's "7 Bailey's Sports Grille" and "Serious Fun 7 Bailey's Sports Grille" design marks are federally registered and the Company has applied for registration of the "Bailey's Sports Grille" service mark. The Company regards its service marks as having significant value and as being an important factor in the marketing of its entertainment restaurant concept. The Company is aware of names and marks similar to the service marks of the Company that are used by other persons in certain geographic areas. The Company believes such uses will not have a material adverse effect on the Company as either the Bailey's or Fox & Hound tradenames may be used if either name is unavailable. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

EMPLOYEES

     As of December 30, 1997, the Company employed approximately 750 persons, two of whom are executive officers, three of whom are mult-unit supervisors, 58 of whom are entertainment restaurant location management personnel and the remainder of whom are hourly entertainment restaurant personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

ITEM 2.           PROPERTIES

     All of the Company's units are located in leased space with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Initial lease terms range from three to five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, and some leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating cost. See "Business-Locations."
      The Company's executive offices are located at 300 Crescent Court, Building 300, Suite 850, Dallas, Texas 75201. The Company believes there is sufficient office space available at favorable leasing terms in the Dallas, Texas area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded over-the-counter on the Nasdaq National Market System (ticker symbol: TENT). The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by Nasdaq. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               BID PRICES
                                               ----------
            FISCAL YEAR 1997                HIGH            LOW
            ----------------                ----            ---
            Third Quarter (1)               11-1/4          8-1/4
            Fourth Quarter                   9              4-1/2


-------------------
(1) The Company's Common Stock commenced trading on July 18, 1997.

HOLDERS

         As of March 18, 1998, there were 100 holders of record of the Company's Common Stock. The Company believes that there are in excess of 4,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

SALE OF UNREGISTERED SECURITIES

         (c) The following unregistered securities were issued by the Company during the sixteen weeks ended December 30, 1997:


                                                                   Number of Shares
                                       Description of             Sold/Issued/Subject       Offering/Exercise
          Date of Sale/Issuance       Securities Issued         to Options or Warrants       Price Per Share
          ---------------------       -----------------         ----------------------       ---------------

            September 29, 1997        Common Stock Options              6,452                   $ 7.75

            December 22, 1997         Common Stock Options             10,811                   $ 4.625

            December 29, 1997         Common Stock Options             10,811                   $ 4.625

            All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan.

            The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

      (4)  (v)    Actual underwriting discounts and commissions                   $   1,521,450
                  Actual other expenses paid to a corporation controlled by
                  Jamie B. Coulter, Chairman of the Board of the Company,
                  for air travel                                                         82,325
                  Estimated other expenses paid to others                               976,701
                                                                                  -------------
                  Total expenses                                                  $   2,580,476

           (vi)   Net offering proceeds                                           $  19,154,524

           (vii)  Amount of net offering proceeds used for:
                  Actual repayment of indebtedness including interest             $  10,894,648
                  Estimated purchases and installation of furniture, fixtures
                  and equipment                                                       2,976,091
                  Estimated remaining net offering proceeds invested in
                  various tax exempt securities and funds                             5,283,785
                                                                                  -------------
                  Total net offering proceeds                                     $  19,154,524

           (viii) Not applicable

ITEM 6.           SELECTED FINANCIAL DATA

     The following selected financial data of the Company and its predecessors should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for Fox & Hound Entertainment and Restaurant Group ("FHERG") for the fiscal years ended December 31, 1994, 1995 and 1996, the historical income statement data for F&H Restaurant Corp ("FHRC") for the period from January 1, 1997 through February 20, 1997, the historical income statement data for the Company for the period from February 7, 1997 through December 30, 1997, the balance sheet data for FHERG as of December 31, 1995 and 1996 and the balance sheet data for the Company as of December 30, 1997 are derived from the Company's and its predecessors' audited financial statements. The table also sets forth the pro forma income statement data for the Company as if the Exchange had occurred on January 1, 1996. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not purport to be indicative of the consolidated results of operations that would have occurred had the Exchange occurred at January 1, 1996, or which may be expected to occur in the future.


                                                                 Historical
                                     -----------------------------------------------------------------
                                                 Fox & Hound               F&H                                   The Company
                                             Entertainment and           Restaurant        The Company            Pro Forma
                                              Restaurant Group              Corp.         46 weeks and           Year Ended
                                          Year Ended December 31,         51 days ended     5 days ended      Dec. 31,    Dec. 30
                                       1994           1995       1996     Feb. 20, 1997     Dec. 30, 1997       1996       1997
                                      -------       --------   --------- --------------    ------------------  -------    -------
                                                                    (In thousands, except per share data)
INCOME STATEMENT DATA:

Net sales                              $ 730       $2,618      $5,507      $  858           $  16,163        $  14,844     $  18,557
Costs and expenses:
   Cost of sales                         246          824       1,721         245               4,287            4,177         4,912
   Operating expenses                    456        1,390       2,759         393               7,142            6,747         8,281
   Depreciation and amortization          90          224         311          35                 939              855         1,052
                                       -----       ------      ------      ------           ---------        ---------     ---------
Entertainment and restaurant costs
   and expenses                          792        2,439       4,791         673              12,368           11,779        14,245
                                       -----       ------      ------      ------           ---------        ---------     ---------
Entertainment and restaurant
   operating income                      (62)         179         716         185               3,795            3,065         4,312
General and administrative expenses       21           70         296          36               1,794              915         2,014
Goodwill amortization                    ---          ---         ---          24                 210              237           242
                                       -----       ------      ------      ------           ---------        ---------     ---------
Income (loss) from operations            (83)         109         420         125               1,791            1,913         2,056
Other expense                             (1)         (13)        (56)         63                 266              656           370
                                       ------      -------     -------     ------           ---------        ---------     ---------
Income (loss) before provision for
   income taxes                          (84)          96         364          62               1,525            1,257         1,686
Provision for income taxes               ---          ---         ---          11                 545              471           605
Minority interest                        ---          ---         ---          34                 ---              ---           ---
                                       -----       ------      ------      ------           ---------        ---------     ---------
Net income (loss)                      $ (84)      $   96      $  364      $   17           $     980        $     786     $   1,081
                                       ======      ======      ======      ======           =========        =========     =========

Basic and diluted net income per share                                                      $     .11        $     .10     $     .12
                                                                                            =========        =========     =========

Weighted number of shares outstanding                                                           9,182            8,000         9,062
                                                                                            =========       ==========     =========


                                                                          HISTORICAL
                                           ---------------------------------------------------------------
                                                          Fox & Hound
                                                       Entertainment and
                                                       Restaurant Group                       The Company
                                                    Year Ended December 31,                   December 30,
                                              1994           1995           1996                  1997
                                          ------------   ------------   ------------          -----------
                                                                       (In thousands)
BALANCE SHEET DATA:

Working capital (deficit)                   $     (44)     $    (447)     $    (554)          $   4,579

Total assets                                    1,346          2,638          2,520              23,224

Long-term debt, including current portion         198            759            696                ---

Stockholders'/partners' equity                  1,012          1,559          1,564              21,665


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

      The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.
      The Company began operations February 20, 1997 with three Fox & Hound and eight Bailey's entertainment restaurant locations, and opened three Fox & Hound and two Bailey's entertainment restaurant locations during the year ended December 30, 1997.
      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurant opens.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data.


                                                                   Fox & Hound                               The Company
                                                                Entertainment and                             Pro Forma
                                                                Restaurant Group                            Year Ended(1)
                                                             Year Ended December 31,               Dec. 31,             Dec. 30,
                                                           1995                 1996                 1996                 1997
                                                           ----                 ----                 ----                 ----
INCOME STATEMENT DATA:
     Net sales                                            100.0%               100.0%               100.0%               100.0%
     Costs and expenses:
         Cost of sales                                     31.5                 31.3                 28.1                 26.4
         Operating expenses                                53.1                 50.1                 45.4                 44.6
         Depreciation and amortization                      8.6                  5.6                  5.8                  5.7
                                                          -----                -----                -----                -----
         Restaurant costs and expenses                     93.2                 87.0                 79.3                 76.7
                                                          -----                -----                -----                -----
         Restaurant operating income                        6.8                 13.0                 20.7                 23.3
         General and administrative                         2.6                  5.4                  6.2                 10.8
         Goodwill amortization                               --                   --                  1.6                  1.3
                                                          -----                -----                -----                -----
     Income from operations                                 4.2                  7.6                 12.9                 11.2
         Other income, principally interest                 0.6                  0.4                  0.2                  0.6
         Interest expense                                  (1.1)                (1.4)                (4.6)                (2.7)
                                                          -----                -----                -----                ------
     Income before provision for income taxes              3.7%                  6.6%                 8.5                  9.1
     Provision for income taxes (2)                          --                   --                  3.2                  3.3
                                                          -----                -----                -----                -----
     Net income                                            3.7%                  6.6%                 5.3%                 5.8%
                                                          =====                =====                =====                =====

RESTAURANT OPERATING DATA:
     Number of locations at end of period                    3                     3                   11                   16
     Number of store operating weeks (3)                   107                   159                  516                  644
     Annualized average weekly sales per location (4)   $1,252                $1,801               $1,491               $1,492


--------------------------------------
      (1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.
      (2) No income tax provision is presented for the historical results of Fox & Hound Entertainment and Restaurant Group as the entities operated as partnerships and were not subject to income taxes at the entity level.
      (3) Store operating weeks represents the number of full weeks all locations were open during the period.
      (4) Annualized average weekly sales per location are computed by dividing net sales for full weeks open during the period by the number of store operating weeks and multiplying the result by fifty-two.

F&H RESTAURANT CORP.

     F&H Restaurant Corp. (FHRC) was organized on November 4, 1996, for the purpose of acquiring a 75% partnership interest in the Fox & Hound Entertainment and Restaurant Group (FHERG). The acquisition was completed on December 6, 1996, for a total purchase price of $4,568,995 and was accounted for as a purchase in accordance with Accounting Principles

Board Opinion 16. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition resulting in goodwill of approximately $3,448,000 which is being amortized over 20 years. The purchase was financed by a loan from a principal stockholder in the initial amount of $1,500,000 and an additional loan from such stockholder of $3,030,071 in January 1997. Other than the interest from the acquisition debt and the amortization from the goodwill, which are both insignificant for the period from November 4, 1996 (inception) through December 31, 1996, the operating results also include 25 days of operations of FHERG which is included in the table above and discussed in the Fox & Hound Entertainment and Restaurant Group comparisons below. Therefore, no separate operating data is presented or discussed for FHRC.

THE COMPANY (PRO FORMA)

     Fifty-two Weeks Ended December 30, 1997 Compared to Fifty-three Weeks Ended December 31, 1996
     Net sales increased $3,713,000 (25.0%) for the fifty-two weeks ended December 30, 1997 to $18,557,000 from $14,844,000 in the fifty-three weeks ended December 31, 1996, which is principally attributable to $2,327,000 in sales from the five new locations opened since December 1996. Same store sales increased 2.7% for the fifty-two weeks ended December 30, 1997.
     Costs of sales, primarily food and beverages, increased $735,000 (17.6%) for the fifty-two weeks ended December 30, 1997 to $4,912,000 from $4,177,000 in the fifty-three weeks ended December 31, 1996, and such expenses decreased as a percentage of sales from 28.1% to 26.5%. This decrease is attributable to improved control procedures and a new menu implemented during the first quarter of 1997.
     Restaurant operating expenses for the fifty-two weeks ended December 30, 1997 increased $1,534,000 (22.7%) to $8,281,000 from $6,747,000 in the fifty-three weeks ended December 31, 1996, and such expenses decreased as a percentage of net sales to 44.6% from 45.4%. Substantially all of this improvement is attributable to improved labor controls at the locations.
     Depreciation and amortization increased $197,000 (23.0%) for the fifty-two weeks ended December 30, 1997 to $1,052,000 from $855,000 in the fifty-three weeks ended December 31, 1996, principally reflecting the depreciation relating to the opening of five new restaurants since December 1996.
     General and administrative expenses increased $1,098,000 (120.0%) for the fifty-two weeks ended December 30, 1997 to $2,014,000 from $915,000 in the fifty-three weeks ended December 31, 1996, and such expenses increased as a percentage of net sales from 6.2% to 10.8%. The increase reflects the management fee paid to Coulter Enterprises prior to the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering"), and the additional corporate infrastructure added during the first quarter of 1997 to enable the Company to rapidly develop additional units.
     Other income, principally interest, increased $97,000 (307.9%) for the fifty-two weeks ended December 30, 1997 to $129,000 from $32,000 in the fifty-three weeks ended December 31, 1996. This increase was a result of interest earned from the investment of the net proceeds of the Initial Public Offering.
     Interest expense decreased $188,000 for the fifty-two weeks ended December 30, 1997 to $499,000 from $687,000 in the fifty-three weeks ended December 31, 1996. All debt was repaid in July 1997 from the net proceeds of the Initial Public Offering.

     The effective pro forma income tax rate for the fifty-two weeks ended December 30, 1997 was 35.9% and the effective pro forma income tax rate for the fifty-two weeks ended December 31, 1996 was 37.5%. This decrease was primarily due to the impact of tax exempt interest income earned during 1997.

FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

   Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
     Net sales increased $2,888,000 (110.3%) in 1996 compared to 1995. Store operating weeks increased by 48.6% in 1996 compared to 1995 due to the opening of the third unit. Annualized average weekly sales per location increased by 43.8% in 1996 compared to 1995 due to the higher sales at the Dallas (Midway), Texas location compared with the two previously opened locations.
     Cost of sales increased $897,000 (108.8%) in 1996 compared to 1995. Such expenses declined insignificantly as a percentage of net sales to 31.3% in 1996 from 31.5% in 1995.
     Operating expenses increased $1,368,000 (98.4%) in 1996 compared to 1995. Such expenses declined as a percentage of net sales to 50.1% in 1996 from 53.1% in 1995, primarily due to an improvement in labor expense resulting from the higher average sales per location and the fixed elements of management costs and certain operating labor.
     General and administrative expenses increased $227,000 (329.0%) in 1996 compared to 1995. As a percentage of net sales, such expenses increased to 5.4% in 1996 from 2.6% in 1995, primarily due to the addition of personnel and related costs.
     Depreciation and amortization increased $86,000 (38.4%) in 1996 compared to 1995 but declined as a percentage of net sales to 5.6% in 1996 from 8.6% in 1995. Depreciation and amortization of operating assets increased $107,000 in 1996 compared to 1995 primarily due to the increase in store operating weeks for new locations while amortization of pre-opening costs declined by $59,000 in 1996 compared to 1995 due to the timing of the opening of new locations and lower pre-opening costs for the third location compared to the two previously opened locations.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

            As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Although a large number of the Company's restaurant personnel are paid at the federal minimum wage level, the majority of personnel are tipped employees, and therefore, recent as well as future minimum wage changes will have very little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company was formed on February 7, 1997 and, pursuant to the Exchange on February 20, 1997, the Company became the owner of the eight then-existing Bailey's locations and three then-existing Fox & Hound locations. Prior to the Exchange, Bailey's financed its expansion primarily with loans from stockholders and loans from banks. Prior to the Exchange, Fox & Hound financed its expansion primarily with partners' equity contributions and loans from related parties.
     As is customary in the restaurant industry, prior to the Initial Public Offering the Company had operated with negative working capital. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
     Immediately following the Initial Public Offering, the Company repaid outstanding indebtedness to Intrust Bank, N.A., Wichita, in the principal amount of approximately $10.8 million out of a total credit line of $12.0 million available to the Company. This outstanding indebtedness was incurred to refinance the debt of the acquired entities in the Exchange of approximately $9.1 million and to finance the stockholder dividend payment to the former stockholders of Bailey's of approximately $1.7 million. While the Company believes it can arrange a new working capital line, no definitive agreement has been entered into for a new line of credit facility and there is no assurance that the Company will be able to establish such facility.
     Cash flows from operations were $1,824,000 and purchases of property and equipment were $6,358,000 for the period from February 7, 1997 (inception) through December 30, 1997.
     The Company intends to open twenty locations in 1998. One unit was opened in January 1998, two additional units are currently under construction, and leases have been signed on four additional sites. The Company expects to expend approximately $22.0 million to open new locations over the next 12 months.
     The Company believes the proceeds from the Initial Public Offering, its cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on acceptable terms or at all.

FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, potential increases in food and liquor costs, competition and the inability to find suitable new locations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.       EXECUTIVE COMPENSATION

      The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           AND REPORTS ON FORM 8-K

           (a)   The following documents are filed as part of this report:

                 (1) Financial Statements.

                 See Index to Financial Statements which appears on page F-1 herein.

                 (2) Exhibits

                                INDEX TO EXHIBITS

                 Exhibit
                 Number                         Exhibit
                 ------                         -------

                 **2.1 Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp., Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey's Sports Grille, Inc. and Certain Limited Partners of N. Collins Enter- tainment, Ltd., 505 Entertainment, Ltd., Midway Entertainment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

                **3.1         Certificate of Incorporation of the Registrant.

                **3.1.1 Amendment to the Certificate of Incorporation of the Registrant.

                **3.2         By-laws of the Registrant.

                **4.1         Specimen  Certificate of the  Registrant's  Common
                              Stock.

                **10.1 Form of Services Agreement between the Registrant and Coulter Enterprises, Inc.

                 *10.1.1      Amendment  to  Services   Agreement   between  the
                              Registrant and Coulter Enterprises, Inc., dated February 8, 1998.

                **10.2        Form   of   Employment   Agreement   between   the
                              Registrant and Gary M. Judd.

                **10.3        Form   of   Employment   Agreement   between   the
                              Registrant and James K. Zielke.

                **10.4 Form of 1997 Incentive and Nonqualified Stock Option Plan of the Registrant.

                **10.5 Form of 1997 Directors' Stock Option Plan of the Registrant.

                **10.6 Form of Indemnification Agreement for officers and directors of the Registrant.

                **10.7 Confidentiality and Non-Competition Agreement among F&H Dallas, L.P., Midway Entertainment, Ltd., N. Collins Entertainment, Ltd., 505 Entertainment, Ltd. and Jamie B. Coulter, dated December 6, 1996.

                **10.8        Non-Competition,        Confidentiality        and
                              Non-Solicitation Agreement between the Registrant and Dennis L. Thompson, dated February 20, 1997.

                **10.9        Non-Competition,        Confidentiality        and
                              Non-Solicitation Agreement between the Registrant and Thomas A. Hager, dated February 20, 1997.

                **10.10 Lease by and between Real Alchemy, I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

                **10.11 First Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

                **10.12       Amendment  to Lease by and between Real Alchemy I,
                              L.P.  and  Midway   Entertainment,   Ltd.,   dated
                              December 6, 1996.

                **10.13 Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

                **10.14 Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

                 *21.1        Subidiaries of Registrant.

                 *24.1 Powers of Attorney (included on the signature page of this Form 10-K).

                 *27.1        Financial Data Schedule.

----------------------
(b)   Reports on Form 8-K filed in the fourth quarter of 1997: none

 *    Filed herewith.

** Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-23343).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 27th day of March 1998.


                                 TOTAL ENTERTAINMENT RESTAURANT CORP.
                                             (Registrant)



                                 /s/ James K. Zielke
                                 -----------------------------------------------
                                            James K. Zielke
                                        Chief Financial Officer,
                                        Treasurer and Secretary
                                      (principal accounting officer)

                                   SIGNATORIES

Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Jamie B. Coulter and James K. Zielke his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURE                 TITLE                         DATE
             ---------                 -----                         ----


/s/ Jamie B. Coulter
-----------------------------     Chairman of the Board          March 27, 1998
     Jamie B. Coulter


/s/ Gary M. Judd
-----------------------------     Chief Executive Officer,       March 27, 1998
     Gary M. Judd                 President, Chief Operating
                                  Officer and Director
                                  (principal executive officer)


/s/ James K. Zielke
-----------------------------     Chief Financial Officer,       March 27, 1998
     James K. Zielke              Treasurer and Secretary
                                  (principal accounting officer)


/s/ Dennis L. Thompson
----------------------------      Director                       March 27, 1998
     Dennis L. Thompson


/s/ Thomas A. Hager
----------------------------      Director                       March 27, 1998
     Thomas A. Hager

/s/ Steven Wolosky
---------------------------       Director                       March 27, 1998
     Steven Wolosky


/s/ William F. Orthwein
---------------------------       Director                       March 27, 1998
      William F. Orthwein


/s/ Christopher Goldsbury
---------------------------       Director                       March 27, 1998
   Christopher Goldsbury

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
TOTAL ENTERTAINMENT RESTAURANT CORP.
Report of Independent Auditors..............................................F-2
Consolidated Balance Sheets as of December 30, 1997
  and February 7, 1997......................................................F-3
Consolidated Statement of Income for the period from February 7,  1997
  (Inception) through December 30, 1997.....................................F-5
Consolidated Statement of Stockholders' Equity for the period from February 7, 1997 (Inception) through December 30, 1997...............F-6
Consolidated Statement of Cash Flows for the period from
  February  7, 1997 (Inception) through December 30, 1997...................F-7
Notes to Consolidated Financial Statements..................................F-9

F & H RESTAURANT CORP.
Report of Independent Auditors..............................................F-19
Consolidated Balance Sheet as of December 31, 1996..........................F-20
Consolidated Statements of Income for the period from January 1, 1997 through
  February 20, 1997 and for the period from November 4, 1996 (Inception)
  through December 31, 1996.................................................F-22
Consolidated Statements of Stockholders' Equity for the period from
  January 1, 1997 through February 20, 1997 and for the period from
  November 4, 1996 (Inception) through December 31, 1996....................F-23
Consolidated Statements of Cash Flows for the period from
  January  1, 1997 through February 20, 1997 and for the period from November 4, 1996 (Inception) through December 31, 1996...............F-24
Notes to Consolidated Financial Statements..................................F-25

FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
Report of Independent Auditors..............................................F-31
Combined Balance Sheet as of December 31, 1996..............................F-32
Combined Statements of Income for the Years Ended December 31,  1996 and
  1995......................................................................F-34
Combined Statements of Partners' Equity for the Years
   Ended December 31, 1996 and 1995.........................................F-35
Combined Statements of Cash Flows for the Years Ended December 31, 1996
   and 1995.................................................................F-36
Notes to Combined Financial Statements......................................F-37

All  financial   statement  schedules  have  been  omitted  since  the  required information is not present.

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders
Total Entertainment Restaurant Corp.


We have audited the accompanying consolidated balance sheets of Total Entertainment Restaurant Corp. as of December 30, 1997 and February 7, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the period from February 7, 1997 (inception) through December 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Restaurant Corp. at December 30, 1997 and February 7, 1997, and the consolidated results of its operations and its cash flows for the period from February 7, 1997 (inception) through December 30, 1997, in conformity with generally accepted accounting principles.



/S/ ERNST & YOUNG LLP
March 25, 1998
Wichita, Kansas

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 30,                FEBRUARY 7,
                                                                        1997                       1997
                                                              ---------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                     $ 1,220,598                      $1,000
   Marketable securities, available for sale                       3,315,056                           -
   Inventories                                                       396,758                           -
   Preopening costs, net                                             386,402                           -
   Deferred income taxes                                             156,571                           -
   Prepaid expenses                                                  350,324                           -
                                                              --------------------------------------------
Total current assets                                               5,825,709                       1,000

Property and equipment:
   Land                                                              600,000                           -
   Buildings                                                         655,795                           -
   Leasehold improvements                                          6,018,499                           -
   Equipment                                                       4,980,541                           -
   Furniture and fixtures                                          1,225,981                           -
                                                              --------------------------------------------
                                                                  13,480,816
   Less accumulated depreciation and amortization                    898,735                           -
                                                              --------------------------------------------
                                                                  12,582,081
Other assets:
   Goodwill, net of accumulated amortization of $245,471           4,637,784                           -
   Other assets                                                      178,695                           -
                                                              --------------------------------------------
Total other assets                                                 4,816,479                           -
                                                              --------------------------------------------

Total assets                                                     $23,224,269                      $1,000
                                                              ============================================


                                                                             DECEMBER 30,                  FEBRUARY 7,
                                                                                 1997                        1997
                                                                        ----------------------------------------------

Liabilities and stockholders' equity:
 Current liabilities
   Accounts payable                                                        $   799,119                   $       -
   Accounts payable - affiliates                                                24,646                           -
   Accrued payroll                                                             154,693                           -
   Other accrued liabilities                                                   268,290                           -
                                                                        ------------------------------------------
Total current liabilities                                                    1,246,748                           -


Deferred income taxes                                                          312,450                           -

Commitments                                                                          -                           -

Stockholders' equity:
   Preferred stock, $.10 par value, 2,000,000 shares
     authorized; none issued                                                         -                           -
   Common stock, $.01 par value; 20,000,000 shares
     authorized; 10,415,000 shares issued and outstanding
     (8,000 at February 7, 1997)                                               104,150                          80
   Additional paid-in capital                                               20,580,764                         920
   Retained earnings                                                           980,157                           -
                                                                        ------------------------------------------
Total stockholders' equity                                                  21,665,071                       1,000
                                                                        ------------------------------------------

Total liabilities and stockholders' equity                                 $23,224,269                      $1,000
                                                                        ==========================================


                 See notes to consolidated financial statements

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                        CONSOLIDATED STATEMENT OF INCOME


                                                                                         PERIOD FROM
                                                                                       FEBRUARY 7, 1997
                                                                                     (INCEPTION) THROUGH
                                                                                         DECEMBER 30,
                                                                                            1997
                                                                                     ----------------------

 Sales:
 Food and beverage                                                                         $13,509,874
 Entertainment and other                                                                     2,652,783
                                                                                     -----------------
    Total net sales                                                                         16,162,657

 Cost and expenses:
    Cost of sales                                                                            4,287,185
    Entertainment and restaurant operating expenses                                          7,141,800
    Depreciation and amortization                                                              939,160
                                                                                     -----------------
 Entertainment and restaurant costs and expenses                                            12,368,145
                                                                                     -----------------
 Entertainment and restaurant operating income                                               3,794,512

 General and administrative expenses:
    Related parties                                                                            337,140
    Other                                                                                    1,456,684
 Goodwill amortization                                                                         209,539
                                                                                     -----------------
 Income from operations                                                                      1,791,149
 Other income (expense):
    Other income (principally interest income)                                                 129,011
    Interest expense:
       Related parties                                                                         (27,315)
       Other                                                                                  (367,960)
                                                                                     ------------------
 Income before provision for income taxes                                                    1,524,885
 Provision for income taxes                                                                    544,728
                                                                                     ------------------
 Net income                                                                                $   980,157
                                                                                     ==================
 Basic and diluted earnings per share                                                      $      0.11
                                                                                     ==================

                 See notes to consolidated financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK
                                         ------------------------------------    ADDITIONAL
                                                                                   PAID-IN             RETAINED
                                               NUMBER           AMOUNT             CAPITAL             EARNINGS               TOTAL
                                         -------------------------------------------------------------------------------------------

Balance at February 7, 1997
   (inception)                                   8,000       $     80          $       920           $      -            $     1,000
   Common stock canceled                        (8,000)           (80)                  80                  -                      -
   Shares issued to acquire restaurant
      companies                              8,000,000         80,000            1,449,390                  -              1,529,390
   Shares issued - initial public
      offering                               2,415,000         24,150           19,130,374                  -             19,154,524
   Net income                                        -              -                    -            980,157                980,157
                                         ===========================================================================================
Balance at December 30, 1997
                                            10,415,000       $104,150          $20,580,764           $980,157            $21,665,071
                                         ===========================================================================================

                 See notes to consolidated financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       PERIOD FROM
                                                                                                     FEBRUARY 7, 1997
                                                                                                   (INCEPTION) THROUGH
                                                                                                       DECEMBER 30,
                                                                                                           1997
                                                                                                    ------------------------
         Operating Activities
         Net income                                                                                 $      980,157
         Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation                                                                                638,598
               Amortization                                                                                510,101
               Deferred taxes                                                                               77,284
               Net change in operating assets and liabilities:
                  Accounts receivable - affiliate                                                           20,774
                  Accounts receivable                                                                       56,702
                  Inventories                                                                             (122,644)
                  Preopening costs                                                                        (399,640)
                  Prepaid expenses                                                                        (150,307)
                  Other assets                                                                            (236,649)
                  Accounts payable                                                                         653,906
                  Accounts payable - affiliates                                                           (104,404)
                  Accrued liabilities                                                                     (100,323)
                                                                                                    ---------------
         Net cash provided by operating activities                                                       1,823,555

         Investing Activities
            Purchases of property and equipment                                                         (6,358,118)
            Cash of companies acquired in Exchange                                                         720,029
            Purchase of marketable securities                                                           (7,465,056)
            Proceeds from sale of marketable securities                                                  4,150,000
                                                                                                    ---------------
         Net cash used in investing activities                                                          (8,953,145)

         Financing Activities
            Proceeds from revolving note payable to bank                                                10,835,695
            Payment of revolving note payable to bank                                                  (10,835,695)
            Payment of dividends payable to certain predecessor stockholders
                                                                                                        (1,675,332)
            Payment of notes payable to affiliates                                                        (233,000)
            Payment of notes payable to banks                                                           (4,366,933)
            Payment of notes payable to stockholders                                                    (4,530,071)
            Net proceeds from issuance of common stock                                                  19,154,524
                                                                                                    ---------------
         Net cash provided by financing activities                                                       8,349,188

         Net increase in cash and cash equivalents                                                       1,219,598
         Cash and cash equivalents at beginning of period                                                    1,000
                                                                                                    ==============
         Cash and cash equivalents at end of period                                                 $    1,220,598
                                                                                                    ==============


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                 $458,971
Cash paid for income taxes                              547,812



                 See notes to consolidated financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Total Entertainment Restaurant Corp. (the "Company") was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous stock exchange transactions and issued an aggregate of 8,000,000 shares of its common stock for all the common stock of Bailey's Sports Grille, Inc., all the common stock of F&H Restaurant Corp. and the remaining 25% minority interest in Fox & Hound Entertainment and Restaurant Group (collectively, the "Exchange"). The Exchange among the Company and F&H Restaurant Corp. was accounted for as a business combination using the purchase method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 16. For accounting purposes, F&H Restaurant Corp. was deemed to be the acquiring corporation since, on completion of the Exchange, its former stockholders controlled 50% of the Company. Accordingly, the assets and liabilities of F&H Restaurant Corp. were recorded by the Company on the acquisition date using their historical amounts.

The Exchange among the Company and the owners of the remaining 25% of Fox & Hound Entertainment and Restaurant Group and the owners of Bailey's Sports Grille, Inc. was also accounted for using the purchase method of accounting in accordance with APB No. 16. The operations of the Company effectively commenced on February 20, 1997, and include the operating results of the companies acquired in the Exchange from that date. The acquired assets and liabilities assumed have been recorded at their estimated fair values at the Exchange date, with exception of F&H Restaurant Corp. which was recorded at historical costs as described previously. The Exchange resulted in goodwill of approximately
$4,740,000, including approximately $3,448,000 previously recorded by F&H Restaurant Corp. in its acquisition of its 75% partnership interest in the Fox & Hound Entertainment and Restaurant Group. The purchase price allocation to the assets and liabilities acquired in the Exchange is summarized as follows:

       Assets acquired:
          Current assets                                 $  1,498,276
          Property and equipment                            7,039,719
          Goodwill and other assets                         4,789,911
                                                       ---------------
                                                           13,327,906
       Less assumed liabilities:
          Current liabilities                                 822,428
          Dividends payable to certain predecessor
            stockholders                                    1,675,332
          Notes payable to stockholder                      4,530,071
          Notes payable to affiliates                         233,000
          Notes payable to banks                            4,366,933
          Deferred taxes                                      170,752
                                                       ===============
       Net assets acquired                               $  1,529,390
                                                       ===============

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Upon formation, the Company issued 8,000 shares of common stock at $0.125 per share. In connection with the Exchange, the shares originally issued were canceled and 100,000 new shares of common stock were issued. In February 1997, the Company's Board of Directors approved a 79 for 1 stock dividend. All share, per share and stock option data included in the accompanying financial statements and notes thereto have been restated to reflect the stock dividend.

The following supplemental proforma information presents the combined results of operations of the Company as though the Exchange had occurred at January 1, 1997. The proforma information is unaudited and not necessarily indicative of the results of the Company had the Exchange occurred at such date.

                Revenues                            $18,557,115
                Net income                          $ 1,081,192
                Basic earnings per share                  $0.12

The Company owns and operates 17 entertainment restaurant locations under the Fox & Hound English Pub & Grille (Fox & Hound) and Bailey's Sports Grille (Bailey's) brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and late-night dining alternatives in a single location. The Company's entertainment restaurant locations appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox & Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. The Company owns and operates seven Fox & Hounds and ten Bailey's in Alabama, Illinois, Indiana, Nebraska, North Carolina, South Carolina, Tennessee and Texas.

The company has a 52/53 week fiscal year ending on the last Tuesday in December.

2. SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The   accompanying   financial   statements   include  the   accounts  of  Total
Entertainment   Restaurant   Corp.  and  its  wholly-owned   subsidiaries.   All
significant intercompany accounts have been eliminated.

       Cash and Cash Equivalents

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or financial institutions, and short-term investments with maturities of three months

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

o      Concentration of Credit Risk

The Company's financial instruments exposed to credit risk consist primarily of cash, short-term investments, and marketable securities. The Company places its cash with high credit financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit. The Company has cash equivalents and short-term investments in investment grade securities with municipal, state, and U.S. government agencies of approximately $5,284,000.

       Marketable securities

The company's marketable securities represent debt securities classified as available-for-sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. As of December 30, 1997, the fair value of these securities approximated cost. Accordingly, no unrealized gains or losses have been recorded. Interest on these securities is included in other income.

o      Inventories

Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

       Preopening Costs

Labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants are capitalized until the restaurant is open and then amortized over the subsequent 12 months. Accumulated amortization related to stores opened during 1997 was approximately $137,023 at December 30, 1997.

o      Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

Buildings and leasehold improvements are amortized on the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the assets which range from 5 to 30 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of the net assets at the date of acquisition and is being amortized over 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest it may be impaired.

       Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the period ended December 30, 1997, was $179,737.

       Accounting for Stock-Based Compensation

In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based  Compensation,  are presented in Note
6.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reported in the financial statements and accompanying notes. Actual results could differ from estimates.

o      Earnings per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, where appropriate, restated to conform to the Statement 128 requirements.

o      Recently Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial Statement disclosures for prior periods are required to be restated.

The Company has not yet determined the impact of adoption of these two standards; however, the adoption of these standards will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, the FASB cleared Accounting Standards Executive Committee's (AcSEC) Statement of Position (SOP), Reporting for the Costs of Start-Up Activities, for final issuance subject to certain editorial changes. AcSEC plans to issue the SOP by June of 1998. The SOP will require entities upon adoption to write off as a cumulative effect of a change in accounting principle any previously capitalized preopening costs. On a prospective basis, this SOP will require start-up costs to be expensed as incurred. The SOP will be effective for most entities for fiscal years beginning after December 15, 1998. The SOP is effective fiscal year 1999. If the Company adopted the SOP for the year ended December 30, 1997, the impact on entertainment and restaurant operating expenses would be $386,402.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

3. INITIAL PUBLIC OFFERING

On July 17, 1997, the Company completed an initial public offering of 2,415,000 shares of its common stock at an offering price of $9.00 per share. Total net proceeds to the Company from the offering, after deducting commissions and offering costs were $19,154,524.

4. PREFERRED STOCK

The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and the number of shares constituting any series or the designation of such series.

5. REVOLVING NOTE PAYABLE

On February 24, 1997, the Company borrowed approximately $10,800,000 under a $12,000,000 revolving line of credit with Intrust Bank, N.A., Wichita, Kansas. The proceeds from the borrowing were used to retire certain indebtedness assumed in connection with the Exchange, including all notes payable to affiliates, notes payable to banks and dividends payable to certain predecessor stockholders representing substantially all of the undistributed S Corporation earnings attributable to such stockholders prior to the Exchange. The line of credit required monthly payments of interest and was retired upon completion of the Company's initial public offering in July 1997.

6. STOCK OPTIONS

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

o            1997 Incentive and Nonqualified Stock Option Plan

         In March 1997, the Board of Directors adopted a stock option plan providing for incentive and nonqualified stock options pursuant to which up to 1,500,000 shares of common stock will be available for issuance. The Plan covers the Chairman of the Board, certain officers and key employees. Options granted have a vesting period of five years and a life of ten years.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

6. STOCK OPTIONS (CONTINUED)

o            Directors' Stock Option Plan

         In March 1997, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 150,000 shares of common stock will be available for issuance.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; no dividend yields; volatility factor of .344; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for 1997 follows:

             Pro forma net income                 $838,152
                                               ============
             Pro forma earnings per share:
                Basic                                $0.09
                                               ============
                Diluted                              $0.09
                                               ============

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997


6. STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information for the period ended December 30, 1997, follows:
                                                WEIGHTED
                                                AVERAGE
                                                EXERCISE
                                                 PRICE             OPTIONS
                                                 -----             -------

     Outstanding beginning of period        $       -                    -
        Granted                                  8.89              829,414
        Exercised                                   -                    -
        Canceled                                (9.00)             (16,668)
                                                              =============
     Outstanding end of period              $    8.87              812,746
                                                              =============

As of December 30, 1997, the Company's outstanding options have a weighted-average exercise price of $8.87 and a weighted average remaining contract life of 10 years. There were no options exercisable at December 30, 1997.

7. RELATED PARTY TRANSACTIONS

The Company utilizes an affiliate to provide certain accounting, computer, and administrative services. The Company incurred fees of $337,140 related to these services for the period ended December 30, 1997.

Additionally, the Company paid interest to a certain stockholder in the amount of $27,315 related to a note payable acquired in the Exchange.

8. LEASES

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 1998 and 2007. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. Total rental expense for the period ended December 30, 1997, was $846,330, of which $229,218 was paid to a related party. There were no contingent rentals during 1997.

As of December 30, 1997, future minimum lease payments under noncancelable operating leases with initial terms in excess of one year for each of the next five years and thereafter total $4,420,195 (1998 - $1,099,437; 1999 - $955,269;
2000 - $801,180; 2001 - $582,520; 2002 - $477,592; and thereafter - $504,197).

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

9. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated by dividing net income of $980,157 by the weighted average shares outstanding of 9,182,000.

Options to purchase 812,746 shares of common stock at a weighted average price of $8.87 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10. INCOME TAXES

The Company's provision for income taxes consists of the following:


         Current:
            Federal                        $378,051
            State                            89,393
                                         -----------
         Total Current                      467,444
         Deferred:
            Federal                          64,165
            State                            13,119
                                         -----------
         Total Deferred                      77,284
                                         ===========
         Total income tax expense          $544,728
                                         ===========

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 30, 1997, are as follows:

         Deferred tax assets:
            Preopening and organization costs       $149,151
            Vacation                                  16,456
            Other                                     18,034
         Total deferred tax assets                  --------
                                                     183,641
                                                    ---------
         Deferred tax liabilities:
            Property and equipment                   235,587
            Goodwill                                 103,933
                                                    ---------
         Total deferred tax liabilities              339,520
                                                    =========
         Net deferred tax liabilities               $155,879
                                                    =========

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1997

10. INCOME TAXES (CONTINUED)

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

                                                         AMOUNT       RATE
                                                         ------       ----
    Income tax expense at federal statutory rate       $518,460       34.0%
    State income taxes, net of federal benefit           65,418        4.3
    Tax credits                                         (59,151)      (3.9)
    Other items,  net, none of which  individually
     exceeds 5% of federal taxes at statutory rates      20,001        1.3
                                                       ========== =========
    Actual income tax expense                          $544,728       35.7%
                                                       ========== =========

11. MARKETABLE SECURITIES

The Company's marketable securities (primarily bonds and commercial paper from municipalities) are classified as available-for-sale securities. As of December 30, 1997, the cost and estimated fair market value of these securities was $3,315,056. There have been no realized or unrealized gains and losses recorded on these securities for 1997. Interest income during 1997 was $115,806. All of the securities have a maturity date of less than one year.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

The  carrying   amounts   reported  in  the  balance  sheet  for  all  financial
instruments,   including  cash  and  cash  equivalents  and  debt   instruments,
approximate their fair value.

13. COMMITMENTS

As of December 30, 1997, the Company has entered into operating lease agreements, subject to certain contingencies, on two additional sites. These leases generally have initial lease terms of five years and the aggregate future minimum lease payments total approximately $1,412,000.

Subsequent to December 30, 1997, the Company has entered into operating lease agreements, subject to certain contingencies, on four additional sites with aggregate future minimum lease payments totaling $2,142,000.

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders
F & H Restaurant Corp.


We have audited the accompanying consolidated balance sheet of F & H Restaurant Corp. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the period from January 1, 1997 through February 20, 1997 and the period from November 4, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F & H Restaurant Corp. at December 31, 1996, and the consolidated results of its operations and its cash flows for the period from January 1, 1997 through February 20, 1997 and for the period from November 4, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



/S/ ERNST & YOUNG LLP
March 25, 1998
Wichita, Kansas

                             F & H RESTAURANT CORP.

                           CONSOLIDATED BALANCE SHEET


                                                                  DECEMBER 31,
                                                                    1996
                                                                 -------------

Assets

Current assets:

   Cash and cash equivalents                                     $   254,463
   Accounts receivable - affiliates                                   28,343
   Accounts receivable                                                 5,003
   Inventories                                                        92,455
   Deferred taxes                                                     47,289
   Other current assets                                               25,758
                                                                 --------------
Total current assets                                                 453,311

Property and equipment:

   Leasehold improvements                                          1,150,312
   Equipment                                                         821,295
   Furniture and fixtures                                            151,416
                                                                 --------------
                                                                   2,123,023
   Less accumulated depreciation and amortization                     19,302
                                                                 --------------
                                                                   2,103,721
Other assets:

   Goodwill, net of accumulated amortization of $11,776            3,436,290
   Other assets                                                       15,760
                                                                 --------------
Total other assets                                                 3,452,050
                                                                 --------------

Total assets                                                      $6,009,082
                                                                 ==============

                                                               DECEMBER 31, 1996
                                                               -----------------

Liabilities and stockholders' equity:
 Current liabilities
   Note payable to stockholder                                    $1,500,000
   Notes payable to affiliates                                       233,000
   Amounts due to sellers                                          3,030,071
   Accounts payable                                                   66,363
   Accounts payable - affiliates                                      15,128
   Accrued liabilities:
      Sales tax payable                                               70,057
      Accrued payroll                                                 69,298
      Insurance                                                       29,765
      Other                                                           61,672
   Current maturities - long-term debt                               463,465
                                                                 --------------
   Total current liabilities                                       5,538,819

Deferred income taxes                                                 67,057
Minority interest                                                    390,214
Commitments                                                                -

Stockholders' equity
   Common stock, no par value; 1,000 shares authorized,
    issued and outstanding
                                                                       1,000
   Retained earnings                                                  11,992
                                                                 --------------
Total stockholders' equity                                            12,992
                                                                 --------------

Total liabilities and stockholders' equity                        $6,009,082
                                                                 ==============



                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                PERIOD FROM         PERIOD FROM NOVEMBER 4,
                                                          JANUARY 1, 1997 THROUGH  1996 (INCEPTION) THROUGH
                                                             FEBRUARY 20, 1997         DECEMBER 31, 1996
                                                          -------------------------------------------------

Net sales                                                        $858,312                  $384,522

Cost and expenses:
   Cost of sales                                                  245,371                  115,725
   Entertainment and restaurant operating expenses                392,967                  185,430
   Depreciation and amortization                                   58,688                   27,179
                                                           -----------------------------------------
Entertainment and restaurant costs and expenses                   697,026                  328,334
                                                           -----------------------------------------
Entertainment and restaurant operating income                     161,286                   56,188

General and administrative expenses:
   Related parties                                                 30,187                   15,797
   Other                                                            5,647                    4,337
                                                           -----------------------------------------
Income from operations                                            125,452                   36,054
Other income (expense):
   Other income                                                        64                    4,775
   Interest expense:
      Related parties                                             (63,250)                 (12,256)
      Other                                                             -                   (3,427)
                                                           -----------------------------------------
Income before income taxes and minority interest                   62,266                   25,146
Provision for income taxes                                         10,440                    3,181
Minority interest                                                  34,428                    9,973

                                                           =========================================
Net income                                                      $  17,398                $  11,992
                                                           =========================================

                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              COMMON STOCK
                                                 ----------------------------------------
                                                                                            RETAINED
                                                        NUMBER             AMOUNT           EARNINGS             TOTAL
                                                 -------------------------------------------------------------------------

Balance at November 4, 1996
   (inception)                                               -              $    -           $     -          $     -
   Issuance of common stock                              1,000               1,000                 -            1,000
   Net income                                                -                   -            11,992           11,992
                                                 -------------------------------------------------------------------------
Balance at December 31, 1996                             1,000               1,000            11,992           12,992
   Net income                                                -                   -            17,398           17,398
                                                 -------------------------------------------------------------------------
Balance at February 20, 1997                             1,000              $1,000           $29,390          $30,390
                                                 ===========================================================================

                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          PERIOD FROM         PERIOD FROM NOVEMBER 4,
                                                                    JANUARY 1, 1997 THROUGH   1996 (INCEPTION) THROUGH
                                                                       FEBRUARY 20, 1997         DECEMBER 31, 1996
                                                                   ---------------------------------------------------
Operating Activities
Net income                                                           $       17,398               $     11,992
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Depreciation and amortization                                          58,688                    31,156
      Deferred taxes                                                          7,199                     1,809
      Minority interest in income of subsidiaries                            34,428                     9,973
      Net change in operating assets and liabilities:
         Accounts receivable                                                (21,767)                    7,041
         Inventories                                                          5,695                      (414)
         Other current assets                                               (47,505)                   11,562
         Other assets                                                        11,192                         -
         Accounts payable                                                    66,618                   (20,926)
         Accrued liabilities                                                (59,205)                    5,026
                                                                   -----------------------------------------------
Net cash provided by operating activities                                    72,741                    57,219
Investing Activities
   Payment for purchase of interest in Fox & Hound
    Entertainment and Restaurant Group,
      net of cash acquired                                                        -                (1,327,925)
   Purchases of property and equipment                                            -                    (7,517)
   Proceeds from sale of property and equipment                               2,963                         -
   Other                                                                          -                    (1,000)
                                                                   -----------------------------------------------
Net cash provided by (used in) investing activities                           2,963                (1,336,442)
Financing Activities
   Net proceeds from issuance of common stock                                     -                     1,000
   Proceeds from notes payable - stockholder                                      -                 1,500,000
   Payment of note receivable - partner                                           -                    42,322
   Net proceeds from short term note payable to affiliate                 5,232,515                         -
   Payment of notes payable - stockholder                                (1,500,000)                        -
   Payment of notes payable - affiliates                                   (233,000)                        -
   Payment of amounts due to sellers                                     (3,030,071)                        -
   Payment of long-term debt                                               (463,465)                   (9,636)
                                                                   -----------------------------------------------
Net cash provided by financing activities                                     5,979                 1,533,686
                                                                   -----------------------------------------------
Net increase in cash and cash equivalents                                    81,683                   254,463
Cash and cash equivalents at beginning of period                            254,463                         -
                                                                   ===============================================
Cash and cash equivalents at end of period                           $      336,146               $   254,463
                                                                   ===============================================
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                               $       29,989               $    11,628


                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND ACQUISITION

F&H Restaurant Corp. (FHRC) was organized as a Delaware corporation on November 4, 1996, for the purpose of acquiring a 75% partnership interest in the Fox & Hound Entertainment and Restaurant Group (FHERG). FHERG owned and operated three entertainment restaurant locations in the state of Texas under the name of "Fox & Hound English Pub and Grille." The acquisition was completed on December 6, 1996; thus, the accompanying consolidated financial statements as of December 31, 1996 and for the period from November 4, 1996 through December 31, 1996 include 25 days of operations of FHERG.

The acquisition was financed by a loan from a principal stockholder of FHRC in the initial amount of $1,500,000 and an additional loan from such stockholder of $3,030,071 in January 1997. The aggregate consideration paid by FHRC was $4,568,995, consisting of $1,538,924 in cash and a promissory note for $3,030,071 which was due January 2, 1997.

The acquisition was accounted for as a purchase and, accordingly, the acquired underlying assets and liabilities were recorded at their estimated fair values at the date of acquisition. The acquisition resulted in goodwill of approximately $3,448,000 which is being amortized over 20 years. The purchase price allocation to the assets and liabilities acquired was as follows:

            Assets acquired
               Current assets                                 $  388,913
               Property and equipment                          2,115,506
               Goodwill and other assets                       3,504,158
                                                             ------------
                  Total assets acquired                        6,008,577
                                                             ------------

            Liabilities assumed
               Current liabilities                               520,191
               Long-term debt (including current portion)        473,101
               Other                                              66,049
                                                             ------------
                  Total liabilities assumed                    1,059,341
                                                             ------------

            Net assets acquired                                4,949,236
            Minority interest                                    380,241
                                                             ============
               Total purchase price allocated                 $4,568,995
                                                             ============

2. SIGNIFICANT ACCOUNTING POLICIES

       Consolidation

The accompanying financial statements include the accounts of FHRC and its majority-owned subsidiaries. All significant intercompany accounts have been eliminated.

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash and Cash Equivalents

FHRC considers cash and cash equivalents to include currency on hand, demand deposits with banks or financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

       Inventories

Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

o      Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

Leasehold improvements are amortized on the straight-line method over the lesser of the maximum life of the lease or 20 years, or the estimated useful lives of the assets. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

o      Goodwill

Goodwill represents the excess of the acquisition cost of the 75% interest in FHERG over the fair value of its net assets at the date of acquisition and is being amortized on a straight-line method over 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

o      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

o      Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

3. NOTE PAYABLE - STOCKHOLDER

At December 31, 1996, FHRC had an outstanding note payable to a principal stockholder for $1,500,000. This note was payable on demand and accrued interest at the prime interest rate as published in the Wall Street Journal (8.25% at December 31, 1996). In January of 1997, this note was increased by $3,030,071 to pay the remaining amount due to sellers in the acquisition as described in Note
1. Subsequent to the Exchange Transaction (Note 9), this note was refinanced with a note payable to Total Entertainment Restaurant Corp.

4. NOTES PAYABLE TO AFFILIATES

Notes payable to affiliates represents notes to certain partners of FHERG totaling $233,000 at December 31, 1996. These notes were payable on demand and accrued interest at 10%. Subsequent to the Exchange Transaction (Note 9), this note was refinanced with a note payable to Total Entertainment Restaurant Corp.

5. LONG-TERM DEBT

Long-term debt at December 31, 1996 consists of the following:

       Installment loan to bank,  payable in varying monthly payments  including interest at the bank's base rate plus 2% (10.25% at December  31,  1996), due September  1999,  secured by leasehold  improvements  and  restaurant equipment  with  an  approximate  carrying  value  of  $1,960,000  and  a guarantee from a general partner.
                                                                                         $110,058
       Installment  loan to bank payable in varying monthly  payments  including interest at the bank's base rate plus 1.5% (11.25% at December  31,1996), due September  2000,  secured by leasehold  improvements  and  restaurant equipment  with  an  approximate  carrying  value  of  $1,960,000  and  a guarantee from several partners
                                                                                          353,407
                                                                                          -------
       Less current portion                                                               463,465
                                                                                          463,465
                                                                                         --------
                                                                                         $      -
                                                                                         ========

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM DEBT (CONTINUED)

Subsequent to the acquisition of FHRC as described in Note 9, the installment notes payable were refinanced with a note payable to Total Entertainment Restaurant Corp. Accordingly, the installment notes payable have been classified as current.

6. RELATED PARTY TRANSACTIONS

FHRC utilizes an affiliate to provide certain accounting, computer administrative services and certain management services. FHRC incurred fees of $30,187 and $15,797 related to such services for the periods ended February 20, 1997 and December 31, 1996, respectively.

7. LEASES

FHRC leases two entertainment restaurant locations from affiliates and another from a third party. These leases are noncancelable operating leases having terms expiring between 1999 and 2000. The leases have renewal clauses of 5 to 20 years, exercisable at the option of the lessee. FHRC also leases various office, entertainment and restaurant equipment under noncancelable operating leases having terms from one to three years. Total rental expense for the periods ended February 20, 1997 and December 31, 1996, was $23,568 and $19,066, respectively, including $20,838 and $17,786, respectively, involving related parties.

Remaining minimum lease payments under operating leases in effect at December 31, 1996, are as follows:

                              RELATED      UNRELATED
        FISCAL YEAR           PARTIES      PARTIES       TOTAL
                              --------     ----------    -----

        1997                  $193,416     $36,132      $229,548
        1998                   178,416      36,132       214,548
        1999                   178,416      10,588       189,004
        2000                   163,548           -       163,548

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                      PERIOD FROM               PERIOD FROM
                                    JANUARY 1, 1997          NOVEMBER 4, 1996
                                        THROUGH                   THROUGH
                                   FEBRUARY 20, 1997         DECEMBER 31, 1996
                                   -----------------         -----------------

     Current:
        Federal                        $ 3,109                   $  318
        State                              132                    1,054
                                   ------------------------------------------
           Total current                 3,241                   $1,372
     Deferred:
        Federal                          6,393                    1,206
        State                              806                      603
                                   ------------------------------------------
           Total deferred                7,199                    1,809
                                   ==========================================
     Total income tax expense          $10,440                   $3,181
                                   ==========================================


Significant components of FHRC's deferred tax assets and liabilities at December 31, 1996, are as follows:

     Deferred tax assets:
        Other assets                                 $47,289

     Deferred tax liabilities:
        Property and equipment                           889
        Goodwill and other assets                     66,168
                                                     --------
                                                      67,057
                                                     ========
     Net deferred tax liabilities                    $19,768
                                                     ========

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES (CONTINUED)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the actual income tax expense for the periods ended February 20, 1997 and December 31, 1996, respectively, is:


                                                  PERIOD FROM JANUARY 1,           PERIOD FROM NOVEMBER
                                                      1997 THROUGH                   4, 1996 THROUGH
                                                     FEBRUARY 20, 1997              DECEMBER 31, 1996
                                                -------------------------------- ------------------------
                                                  AMOUNT           RATE            AMOUNT         RATE
                                                ----------        ------         --------         -----
Income tax expense at federal statutory rate    $  9,465            34%           $5,158           34%
State income taxes, net of federal benefit         1,194             4             1,077            4
Tax credits                                       (2,366)           (8)           (2,581)         (10)
Effect of graduated tax rates                          -             -            (1,386)         (19)
Other                                              2,147             8               913            4
                                                =========================================================
Actual income tax expense                       $ 10,440            38%           $3,181           21%
                                                =========================================================

9. EXCHANGE TRANSACTION

On February 20, 1997, the stockholders of FHRC completed an Exchange Transaction whereby they exchanged all of their interests in FHRC's common stock for common stock of Total Entertainment Restaurant Corp. Subsequent to the acquisition of FHRC, the long-term installment note payable of $463,465, the note payable to a stockholder of $4,530,071 and the note payable to affiliates of $233,000 were refinanced with a short-term loan from Total Entertainment Restaurant Corp. from funds it obtained from a revolving note payable to a bank. The aggregate debt related to this refinancing was $5,226,536.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents and debt instruments, approximates its fair value.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Fox & Hound Entertainment and Restaurant Group

We have audited the accompanying combined balance sheet of Fox & Hound Entertainment and Restaurant Group as of December 31, 1996, and the related combined statements of income, partners' equity and cash flows for the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Fox & Hound Entertainment and Restaurant Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Fox & Hound
Entertainment and Restaurant Group at December 31, 1996, and the combined results of its operations and its cash flows for the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/S/ ERNST & YOUNG LLP
March 10, 1997
Wichita, Kansas

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                             COMBINED BALANCE SHEET


                                                              DECEMBER 31,
                                                                 1996
                                                              ------------

Assets

Current assets:
   Cash and cash equivalents                                  $  252,229
   Accounts receivable                                             5,003
   Accounts receivable - affiliates                               27,343
   Inventories                                                    92,455
   Other current assets                                           25,758
                                                              -----------
Total current assets                                             402,788

Property and equipment:
   Leasehold improvements                                      1,252,445
   Equipment                                                   1,048,438
   Furniture and fixtures                                        186,232
                                                              ----------
                                                               2,487,115
   Less accumulated depreciation and amortization                383,394
                                                              ----------
                                                               2,103,721
Other assets                                                      13,720
                                                              ----------
Total assets                                                  $2,520,229
                                                              ==========

                                                              DECEMBER 31, 1996
                                                             -------------------

Liabilities and stockholders' equity:
Current liabilities
   Notes payable - partners                                     $  233,000
   Accounts payable                                                 66,363
   Accrued liabilities:
      Sales and gross receipts tax payable                          70,057
      Payroll and related expenses                                  69,298
      Insurance                                                     29,765
      Other                                                         24,363
   Current maturities - long-term debt                             463,465
                                                             ----------------
   Total current liabilities                                       956,311


Commitments                                                              -

Partners' equity                                                 1,563,918
                                                             ----------------


Total liabilities and partners' equity                          $2,520,229
                                                             ================



                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                          COMBINED STATEMENTS OF INCOME


                                                              YEAR ENDED DECEMBER 31,
                                                           1996                     1995
                                                       ------------------------------------

Net sales                                              $5,506,697               $2,617,834

Cost and expenses:
   Cost of sales                                        1,721,088                  824,089
   Entertainment and restaurant operating expenses      2,759,146                1,390,982
   Depreciation and amortization                          310,512                  224,219
                                                       -----------------------------------
Entertainment and restaurant costs and expenses         4,790,746                2,439,290
                                                       -----------------------------------
Entertainment and restaurant operating income             715,951                  178,544

General and administrative expenses:
   Related parties                                        225,600                   29,820
   Other                                                   70,416                   39,524
                                                       -----------------------------------
Income from operations                                    419,935                  109,200
Other income (expense):
   Other income                                            23,370                   15,384
   Interest expense:
      Related parties                                     (18,945)                  (6,398)
      Other                                               (59,868)                 (22,388)
                                                       -----------------------------------
                                                          (55,443)                 (13,402)
                                                       -----------------------------------
Net income                                             $  364,492               $   95,798
                                                       ===================================


                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                     COMBINED STATEMENTS OF PARTNERS' EQUITY


                                                         NOTE                                      TOTAL
                                                      RECEIVABLE            PARTNERS'            PARTNERS'
                                                        PARTNER               EQUITY               EQUITY
                                                  ---------------------------------------------------------

            Balance at December 31, 1994            $          -            $1,012,028          $1,012,028
               Contributed capital                       (50,000)              750,000             700,000
               Partners' distributions                         -              (248,400)           (248,400)
               Net income                                      -                95,798              95,798
                                                  --------------------------------------------------------
            Balance at December 31, 1995                 (50,000)            1,609,426           1,559,426
               Partners' distributions                         -              (410,000)           (410,000)
               Proceeds from note receivable              50,000                     -              50,000
               Net income                                      -               364,492             364,492
                                                  ========================================================
            Balance at December 31, 1996             $         -            $1,563,918          $1,563,918
                                                  ========================================================


                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                        COMBINED STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                                     1996                       1995
                                                                  ------------------------------------
Operating Activities
Net income                                                         $ 364,492                $   95,798
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                  310,512                   224,219
      Net change in operating assets and liabilities:
         Accounts receivable                                           7,689                   (31,295)
         Inventories                                                 (16,737)                  (44,194)
         Preopening costs                                                  -                   (87,818)
         Other current assets                                         18,350                     7,208
         Accounts payable                                             62,016                    (3,420)
         Accrued liabilities                                          12,280                    52,376
                                                                  ------------------------------------
Net cash provided by operating activities                            758,602                   212,874

Investing Activities
   Purchases of property and equipment                              (371,212)                 (995,186)
   Other                                                               7,195                    (5,971)
                                                                  ------------------------------------
Net cash used in investing activities                               (364,017)               (1,001,157)

Financing Activities
   Capital contributions                                              50,000                   700,000
   Proceeds from long-term debt                                            -                   450,000
   Proceeds from note payable - partner                               70,000                   158,000
   Payment of long-term debt                                        (132,875)                  (46,367)
   Partner distributions                                            (410,000)                 (248,400)
                                                                  ------------------------------------
Net cash (used in) provided by financing activities                 (422,875)                1,013,233
Net (decrease) increase in cash and cash equivalents                 (28,290)                  224,950
Cash and cash equivalents at beginning of period                     280,519                    55,569
                                                                  ====================================
Cash and cash equivalents at end of period                         $ 252,229               $   280,519
                                                                  ====================================


Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                            $   79,118               $    24,426


                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

The accompanying combined financial statements include the assets, liabilities and operations associated with the limited partnerships listed below. The combined partnerships are collectively referred to as Fox & Hound Entertainment and Restaurant Group (FHERG). Pursuant to an acquisition agreement entered into on December 6, 1996, a 75% partnership interest was purchased from each partner by F&H Restaurant Corp. All such limited partnerships have been presented on a combined basis because they have common partners and management and significant interrelated activities. All significant intercompany transactions have been eliminated.

           Entity                                  Store Opening Date
           ------                                  ------------------
           Midway Entertainment, Ltd.              November 30, 1995
           505 Entertainment, Ltd.                 September 10, 1994
           North Collins Entertainment, Ltd.       August 29, 1994

Each of the above entities operates a stand-alone entertainment restaurant location in the state of Texas under the name of "Fox & Hound English Pub and Grille."

Significant Accounting Policies

o      Cash and Cash Equivalents

FHERG considers cash and cash equivalents to include currency on hand, demand deposits with banks or other financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

o      Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market.

o      Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

Leasehold improvements are amortized on the straight-line method over the lesser of the maximum life of the lease or 20 years, or the estimated useful lives of the assets. Equipment and furniture and fixtures are depreciated using the straight-line method over seven years, which is

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


ESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the estimated useful life of the assets. Depreciation expense incurred for the years ended December 31, 1996 and 1995 was approximately $128,900 and $122,000, respectively.

o      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

       Pre-opening Costs

Labor costs and costs of hiring and training personnel and certain other costs relating to opening new entertainment restaurant locations are capitalized until the entertainment restaurant location is open and then amortized over the subsequent 12 months. Accumulated amortization related to such entertainment restaurant locations was approximately $237,800 at December 31, 1996.

o      Income Taxes

The entities comprising FHERG are limited partnerships and are taxed as such pursuant to the Internal Revenue Code and are not individually subject to federal or state income taxes because their taxable income or loss accrues to the individual partners or members. Accordingly, the accompanying combined financial statements do not include a provision for income taxes.

2. NOTES PAYABLE

At December 31, 1995, FHERG had an available line of credit with a bank of up to $450,000. Interest was payable on the outstanding balance at the bank's base rate plus 2%. Borrowings under the line of credit were guaranteed by several partners of FHERG. The note matured in May 1996 and was refinanced with an installment loan with the bank (see Note 4). Notes payable to partners represents notes to certain partners totaling $233,000 at December 31, 1996. These notes are payable on demand and accrue interest at 10%.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



4. LONG-TERM DEBT

Long-term debt at December 31, 1996 consisted of the following:


   Installment  loan to bank,  payable in  varying  monthly  payments  including interest at the bank's base rate plus 2% (10.25% at December 31,  1996),  due
   September 1999,  secured by leasehold  improvements and restaurant  equipment and a guarantee from a general partner.............................................$110,058

   Installment  loan to bank  payable  in  varying  monthly  payments  including interest at the bank's base rate plus 1.5% (11.25% at December 31,1996),  due
   September 2000,  secured by leasehold  improvements and restaurant  equipment and a guarantee from several partners...............................................353,407
                                                                                       -------
                                                                                       463,465
   Less current portion................................................................463,465
                                                                                       -------
                                                                                      $     -
                                                                                      ========

In connection with the acquisition of FHERG as described in Note 8, the installment notes payable were refinanced with a short-term note payable to Total Entertainment Restaurant Corp. Accordingly, the installment notes payable have been classified as current portion of long-term debt.

5. RELATED PARTY TRANSACTIONS

FHERG utilizes certain affiliates to provide accounting, computer, administrative services and certain management services. The Company incurred fees of $225,600 and $29,820 related to these services for fiscal years 1996 and 1995, respectively.

6. LEASES

FHERG leases two entertainment restaurant locations from affiliates and another from a third party. These leases are noncancelable operating leases having terms expiring between 1999 and 2000. The leases have renewal clauses of 5 to 20 years, exercisable at the option of the lessee. FHERG also leases various office, entertainment and restaurant equipment under noncancelable operating leases having terms from one to three years. Total rental expense for the years ended December 31, 1996 and 1995, was $306,280 and $123,546, respectively, including $260,400 and $77,600, respectively, involving related parties.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



6. LEASES (CONTINUED)

Remaining minimum lease payments under operating leases in effect at December 31, 1996, are as follows:

                                   RELATED      UNRELATED
        FISCAL YEAR                PARTIES       PARTIES              TOTAL
                                  ---------     ----------           -------

        1997                       $193,416      $36,132             $229,548
        1998                        178,416       36,132              214,548
        1999                        178,416       10,588              189,004
        2000                        163,548            -              163,548

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents and all debt instruments, approximates fair value.

8. EXCHANGE TRANSACTION

On February 20, 1997, the partners of FHERG completed an Exchange Transaction whereby they exchanged all of their interests for common stock of Total Entertainment Restaurant Corp. Subsequent to the Exchange Transaction, long-term installment notes payable of $463,465 were refinanced with a short-term loan from Total Entertainment Restaurant Corp. from funds it obtained from a revolving note payable to a bank.