Form 10-Q
period 1998-03-24
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1998-05-08
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  Commission file number
         MARCH 24, 1998                                000-22753

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    52-2016614
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

          Class                                   Outstanding at May 8, 1998
COMMON STOCK, $.01 PAR VALUE                          10,415,000 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         AT MARCH 24, 1998 AND DECEMBER 30, 1997                              2

         CONSOLIDATED STATEMENTS OF INCOME
         FOR THE TWELVE WEEKS ENDED
         MARCH 24, 1998 AND PRO FORMA FOR
         THE TWELVE WEEKS ENDED MARCH 25, 1997                                3

         CONDENSED CONSOLIDATED STATEMENT OF
         CASH FLOWS FOR THE TWELVE WEEKS ENDED
         MARCH 24, 1998 AND FOR THE PERIOD FROM
         FEBRUARY 7, 1997 (INCEPTION) THROUGH
         MARCH 25, 1997                                                       4

         NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS                                                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                6

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            March 24, 1998     December 30, 1997
                                                                            --------------     -----------------
                 ASSETS

Current assets:
    Cash and cash equivalents                                                 $ 5,153,798         1,220,598
    Marketable securities, available for sale                                           -         3,315,056
    Inventories                                                                   445,693           396,758
    Pre-opening costs - net                                                       373,963           386,402
    Deferred income taxes                                                         156,571           156,571
    Other current assets                                                          359,069           350,324
                                                                              -----------       -----------
         Total current assets                                                   6,489,094         5,825,709

Property and equipment, net                                                    13,155,341        12,582,081
Intangible and other assets, net (principally goodwill)                         4,810,629         4,816,479
                                                                              -----------       -----------
            Total assets                                                      $24,455,064       $23,224,269
                                                                              ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $   828,471       $   823,765
    Other current liabilities                                                     907,231           422,983
                                                                              -----------       -----------
            Total current liabilities                                         $ 1,735,702       $ 1,246,748


Deferred income taxes                                                             375,450           312,450
Stockholders' Equity:
    Preferred stock                                                                     -                 -
    Common stock                                                                  104,150           104,150
    Additional paid-in capital                                                 20,580,764        20,580,764
    Retained earnings                                                           1,658,998           980,157
                                                                              -----------       -----------
            Total stockholders' equity                                         22,343,912        21,665,071
                                                                              -----------       -----------
            Total liabilities and stockholders' equity                        $24,455,064       $23,224,269
                                                                              ===========       ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                Company
                                                                                               Pro Forma
                                                                                             ---------------
                                                                    Twelve weeks               Twelve weeks
                                                                        ended                     ended
                                                                    Mar. 24, 1998              Mar. 25, 1997
                                                                    --------------           ---------------

Net sales:
    Food and beverage                                                 $ 5,741,982               $3,360,193
    Entertainment and other                                             1,032,601                  724,638
                                                                      -----------               ----------
         Total net sales                                                6,774,583                4,084,831
Costs and expenses:
    Costs of sales                                                      1,785,313                1,083,697
    Restaurant operating expenses                                       2,855,797                1,800,139
    Depreciation and amortization                                         464,742                  222,669
                                                                      -----------               ----------
Entertainment and restaurant costs and expenses                         5,105,852                3,106,505
                                                                      -----------               ----------
Entertainment and restaurant operating income                           1,668,731                  978,326
General and administrative expenses                                       566,856                  429,062
Goodwill amortization                                                      56,345                   53,773
                                                                      -----------               ----------
Income from operations                                                  1,045,530                  495,491

Other income (expense):
    Other income, principally interest                                     32,174                        -
    Interest expense                                                         (178)                (190,719)
                                                                      -----------               ----------
Income before income taxes                                              1,077,526                  304,772
Provision for income taxes                                                398,685                  114,290
                                                                      -----------               ----------
Net income                                                            $   678,841               $  190,482
                                                                      ===========               ==========

Basic and diluted earnings per share                                  $      0.07               $     0.02
                                                                      ===========               ==========
Average shares outstanding                                            $10,415,000                8,000,000
                                                                      ===========               ==========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Period from
                                                                                    February 7, 1997
                                                                 For the twelve       (inception)
                                                                   weeks ended      through March 25,
                                                                 March 24, 1998            1997
                                                                 --------------     -----------------

 Cash flows from operating activities:
   Net income                                                     $  678,841             $    89,447
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                521,087                 115,585
        Net change in operating assets and liabilities:
          Change in operating assets                                (239,446)                (69,941)
          Change in operating liabilities                            551,954                 739,871
                                                                  ----------             -----------
            Net cash provided by operating activities              1,512,436                 874,962

 Cash flows from investing activities:
   Purchases of property and equipment                              (894,292)               (181,336)
   Proceeds from sale of marketable securities                     3,315,056                       -
   Cash of companies acquired in Exchange                                  -                 733,804
                                                                  ----------             -----------
            Net cash provided by investing activities              2,420,764                 552,468

 Cash flows from financing activities:
   Net proceeds from sale of stock                                         -                       -
   Proceeds from revolving note payable to bank                            -              10,835,695
   Payment of dividends to certain stockholders                            -              (1,675,332)
   Payment of notes payable to stockholders                                -              (4,530,071)
   Payment of notes payable to affiliates                                  -                (233,000)
   Payment of notes payable to banks                                       -              (4,366,933)
                                                                  ----------             -----------
            Net cash provided by financing activities                      -                  30,359
                                                                  ----------             -----------
            Net increase in cash and cash equivalents              3,933,200               1,457,789
 Cash and cash equivalents at beginning of period                  1,220,598                   1,000
                                                                  ----------             -----------
 Cash and cash equivalents at end of period                       $5,153,798             $ 1,458,789
                                                                  ==========             ===========
 Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $      178             $    30,359
   Cash paid for income taxes                                         34,100                       -


                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

      Total Entertainment Restaurant Corp. (the "Company") was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous securities exchange transactions pursuant to which the Company issued an aggregate of 8,000,000 shares of its common stock, $.01 par value per share (the "Common Stock"), in exchange for all of the outstanding common stock of each of Bailey's Sports Grille, Inc., F&H Restaurant Corp., Fox & Hound, Inc. and Fox & Hound II, Inc. and the remaining 25% minority interest in each of 505 Entertainment, Ltd., F&H Dallas, L.P., Midway Entertainment, Ltd. and N. Collins Entertainment, Ltd. (the "Exchange"). For further information regarding the Exchange, reference is made to the Company's Form 10-K for the fiscal year ended December 30, 1997. The unaudited pro forma consolidated statements of income for the twelve weeks ended March 25, 1997 give effect to the Exchange as if such transactions occurred on January 1, 1997.

      The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1997 Form 10-K. The results of the twelve weeks ended March 24, 1998 are not necessarily indicative of the results to be expected for the full year ending December 29, 1998.

2.    STOCK OPTIONS

      During the twelve week period ended March 24, 1998, the Company granted to certain key employees stock options for 27,311 shares of Common Stock at exercise prices ranging from $5.25 to $5.75 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

3.     RECENTLY ISSUED ACCOUNTING STANDARDS

      As of December 31, 1997, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company has no items of other comprehensive income in any period presented.

      In February 1998, the FASB cleared Accounting Standards Executive Committee's ("AcSEC") Statement of Position ("SOP"), ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES, for final issuance subject to certain editorial changes. AcSEC plans to issue the final SOP by June 1998. The SOP will require the Company to expense start-up costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, ACCOUNTING CHANGES, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      The Company began operations February 20, 1997 with three Fox & Hound and eight Bailey's entertainment restaurant locations. The Company opened one Fox & Hound location during the twelve weeks ended March 24, 1998 and currently operates ten Bailey's units and seven Fox & Hound units located in Alabama, Arkansas, Illinois, Indiana, Nebraska, North Carolina, South Carolina, Tennessee and Texas.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended March 24, 1998, food and non-alcoholic beverages were 28.4% of total sales, alcoholic beverages were 56.4% of total sales and entertainment and other were 15.2% of total sales.

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

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a twelve month period, beginning in the period that the restaurants open.

      General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. In addition, certain expenses of recruiting and training unit management personnel prior to meeting the criteria to be capitalized as pre-opening expenses are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies as well as accounting services fees are major items of costs in this category.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:


                                                                                    PRO FORMA (2)
                                                           TWELVE WEEKS            TWELVE WEEKS
                                                             ENDED (1)               ENDED (1)
                                                           ------------            ---------
                                                              MAR. 24,               MAR. 25,
                                                                1998                    1997
                                                           ------------            ---------
                                                                 (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA:
      Net sales                                             100.0%                  100.0%
      Costs and expenses:
            Costs of sales................................   26.3                    26.5
            Restaurant operating expenses.................   42.2                    44.1
            Depreciation and amortization.................    6.9                     5.5
                                                             -----                   -----

                 Restaurant costs and expenses............   75.4                    76.1
                                                             -----                   -----

      Restaurant operating income.........................   24.6                    23.9
      General and administrative expenses.................    8.4                    10.5
      Goodwill amortization...............................    0.8                     1.3
                                                             -----                   -----
      Income from operations..............................   15.4                    12.1
      Other income, principally interest..................    0.5                      --
      Interest expense....................................     --                    (4.6)
                                                             ----                   ------

      Income before provision for income taxes (2)........   15.9                     7.5
      Provision for income taxes..........................    5.9                     2.8
                                                             ----                    -----
      Net income..........................................   10.0%                    4.7%
                                                             ====                    =====

RESTAURANT OPERATING DATA:
      Annualized average weekly sales per location (3).... $1,759                  $1,573
      Number of restaurants at end of the period..........     17                      12

(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) The pro forma data gives effect to the Exchange as if it occurred on January 1, 1997.

(3) Annualized average weekly sales per location are computed by dividing net sales for full weeks open during the period by the number of full weeks open and multiplying the result by fifty-two.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

TWELVE WEEKS ENDED MARCH 24, 1998 COMPARED TO PRO FORMA TWELVE WEEKS ENDED MARCH 25, 1997

      Net sales increased $2,690,000 (65.8%) for the twelve weeks ended March 24, 1998 to $6,775,000 from $4,085,000 for the twelve weeks ended March 25, 1997, which is principally attributable to $2,404,000 in sales from the five new locations opened since March 1997. Same store sales increased 3.2% in the first quarter.

      Costs of sales, primarily food and beverages increased $701,000 (64.7%) for the twelve weeks ended March 24, 1998 to $1,785,000 from $1,084,000 in the twelve weeks ended March 25, 1997, and such expenses decreased as a percentage of sales from 26.5% to 26.3%. This decrease is attributable to improved control procedures offset by an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

      Restaurant operating expenses increased $1,056,000 (58.6%) for the twelve weeks ended March 24, 1998 to $2,856,000 from $1,800,000 in the twelve weeks ended March 25, 1997, and such expenses decreased as a percentage of net sales from 44.1% to 42.2%. Most of this improvement is attributable to improved labor controls at the locations and leveraging the fixed portion of these costs with higher sales volumes.

      Depreciation and amortization increased $242,000 (108.7%) for the twelve weeks ended March 24, 1998 to $465,000 from $223,000 in the twelve weeks ended March 25, 1997, and such expenses increased as a percentage of sales from 5.5% to 6.9%. This increase is due principally to the depreciation and amortization relating to the opening of five new restaurants since March 1997.

      General and administrative expenses increased $138,000 (32.1%) for the twelve weeks ended March 24, 1998 to $567,000 from $429,000 in the twelve weeks ended March 25, 1997, and such expenses decreased as a percentage of sales from 10.5% to 8.4%. This increase reflects the additional corporate infrastructure added during the first quarter of 1997 enabling the Company to rapidly develop additional units and operate as a public company. Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board. The service agreement provides for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998, the fixed annual charge is $194,500, plus and an additional fee of $466 per restaurant per 28-day accounting period.

      Other income, principally interest, increased $32,000 for the twelve weeks ended March 24, 1998 to $32,000 from zero in the twelve weeks ended March 25, 1997. The increase is a result of interest earned from the investment of the net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering").

      Interest expense decreased $191,000 for the twelve weeks ended March 24, 1998 to zero from $191,000 in the twelve weeks ended March 25, 1997. This decrease reflects the repayment of all debt outstanding immediately following the Initial Public Offering.

      The effective income tax rate for the twelve weeks ended March 24, 1998 was 37.0% and the effective pro forma income tax rate for the twelve weeks ended March 25, 1997 was 37.5%. This decrease was primarily due to the impact of tax exempt interest income earned during the twelve weeks ended March 24, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations were $1,512,000 and purchases of property and equipment were $894,000 for the twelve week period ending March 24, 1998.

      At March 24, 1998, the Company had $5,154,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company intends to open twenty locations in 1998 (one of which was opened during the twelve week period ending March 24, 1998). Three additional units are currently under construction, and leases have been signed on four additional sites. The Company expects to expend approximately $22.0 mllion to open new locations through the remainder of fiscal 1998.

      The Company believes the net proceeds from the Initial Public Offering, its cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance additional financing will be available on terms acceptable to the Company or at all.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance the forward-looking statements contained in the report will prove to be accurate.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD

(c) The following unregistered securities were issued by the Company during the twelve weeks ended March 24, 1998:

                                                       Number of Shares
                              Description of         Sold/Issued/Subject       Offering/Exercise
Date of Sale/Issuance        Securities Issued      to Options or Warrants      Price Per Share
---------------------        -----------------      ----------------------      ----------------
January 26, 1998           Common Stock Options              9,091                  $ 5.50
February 4, 1998           Common Stock Options              9,524                  $ 5.25
February 25, 1998          Common Stock Options              8,696                  $ 5.75

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

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

(4) (vii) Estimated purchases and installation of furniture, fixtures
          and equipment                                                4,444,174
          Estimated remaining net offering proceeds invested in
          various tax exempt securities and funds                      3,815,702

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following exhibits are filed as part of this report:
         Exhibit No.
               27.......................................Financial Data Schedule

Reports on Form 8-K

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

                                          TOTAL ENTERTAINMENT RESTAURANT CORP.
                                          (Registrant)

      Date  MAY 7, 1998                   /s/ James K. Zielke
                                          ------------------------------------
                                          James K. Zielke
                                          Chief Financial Officer,
                                          Secretary and Treasurer
                                          (Duly Authorized Officer)