Form 10-Q
period 1998-06-16
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1998-07-31
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                       Commission file number
      June 16, 1998                                        000-22753
      -------------                                        ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)



             Delaware                                 52-2016614
             --------                                 ----------
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

          Class                                      Outstanding at July 7, 1998
Common Stock, $.01 par value                             10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT JUNE 16, 1998 AND DECEMBER 30, 1997                                   2

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE TWELVE WEEKS ENDED
      JUNE 16, 1998 AND JUNE 17, 1997                                          3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 16, 1998 AND PRO FORMA FOR THE
      TWENTY-FOUR WEEKS ENDED JUNE 17, 1997                                    4

      CONDENSED CONSOLIDATED STATEMENT OF
      CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 16, 1998 AND FOR THE PERIOD FROM
      FEBRUARY 7, 1997 (INCEPTION) THROUGH
      JUNE 17, 1997                                                            5

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS                                                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                                    7

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS                      13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     13

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         June 16, 1998        December 30, 1997
                                                                                         -------------        -----------------
                                         ASSETS
Current assets:
    Cash and cash equivalents                                                             $ 2,988,026            $ 1,220,598
    Marketable securities, available for sale                                                    --                3,315,056
    Inventories                                                                               462,446                396,758
    Pre-opening costs - net                                                                   457,608                386,402
    Deferred income taxes                                                                     185,360                156,571
    Other current assets                                                                      412,743                350,324
                                                                                          -----------            -----------
         Total current assets                                                               4,506,183              5,825,709

Property and equipment, net                                                                15,496,227             12,582,081
Intangible and other assets, net (principally goodwill)                                     4,918,577              4,816,479
                                                                                          -----------            -----------
            Total assets                                                                  $24,920,987            $23,224,269
                                                                                          ===========            ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $ 1,143,141            $   823,765
    Other current liabilities                                                                 725,632                422,983
                                                                                          -----------            -----------
            Total current liabilities                                                       1,868,773              1,246,748


Deferred income taxes                                                                         381,264                312,450
Stockholders' Equity:
    Preferred stock                                                                              --                     --
    Common stock                                                                              104,150                104,150
    Additional paid-in capital                                                             20,580,764             20,580,764
    Retained earnings                                                                       1,986,036                980,157
                                                                                          -----------            -----------
            Total stockholders' equity                                                     22,670,950             21,665,071
                                                                                          -----------            -----------
            Total liabilities and stockholders' equity                                    $24,920,987            $23,224,269
                                                                                          ===========            ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                        Twelve weeks ended
                                                                             June 16, 1998               June 17, 1997
                                                                             -------------               -------------

Net sales:
    Food and beverage                                                         $  4,883,221                $  3,298,371
    Entertainment and other                                                        820,524                     694,389
                                                                                ----------                ------------
         Total net sales                                                         5,703,745                   3,992,760
Costs and expenses:
    Costs of sales                                                               1,524,743                   1,046,479
    Restaurant operating expenses                                                2,593,687                   1,856,381
    Depreciation and amortization                                                  489,867                     241,919
                                                                                ----------                ------------
Entertainment and restaurant costs and expenses                                  4,608,297                   3,144,779
                                                                                ----------                ------------
Entertainment and restaurant operating income                                    1,095,448                     847,981
General and administrative expenses                                                553,589                     505,898
Goodwill amortization                                                               56,345                      54,687
                                                                                ----------                ------------
Income from operations                                                             485,514                     287,396

Other income (expense):
    Other income, principally interest                                              33,259                         148
    Interest expense                                                                     -                    (216,538)
                                                                                ----------                ------------
Income before income taxes                                                         518,773                      71,006
Provision for income taxes                                                         191,735                      26,627
                                                                                ----------                ------------
Net income                                                                    $    327,038                $     44,379
                                                                                ==========                ============

Basic and diluted earnings per share                                          $       0.03                $       0.01
                                                                                ==========                ============
Average shares outstanding                                                      10,415,000                   8,000,000
                                                                                ==========                ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                       Company
                                                                                      Pro Forma
                                                                                   -------------
                                                            Twenty-four              Twenty-four
                                                            weeks ended              weeks ended
                                                           June 16, 1998            June 17, 1997
                                                           -------------            -------------

Net sales:
    Food and beverage                                     $  10,625,203            $   6,658,564
    Entertainment and other                                   1,853,125                1,419,027
                                                           ------------             ------------
         Total net sales                                     12,478,328                8,077,591
Costs and expenses:
    Costs of sales                                            3,310,056                2,130,176
    Restaurant operating expenses                             5,449,484                3,656,520
    Depreciation and amortization                               954,609                  464,588
                                                           ------------             ------------
Entertainment and restaurant costs and expenses               9,714,149                6,251,284
                                                           ------------             ------------
Entertainment and restaurant operating income                 2,764,179                1,826,307
General and administrative expenses                           1,120,445                  934,960
Goodwill amortization                                           112,690                  108,460
                                                           ------------             ------------
Income from operations                                        1,531,044                  782,887

Other income (expense):
    Other income, principally interest                           65,433                      148
    Interest expense                                               (178)                (407,257)
                                                           ------------             ------------
Income before income taxes                                    1,596,299                  375,778
Provision for income taxes                                      590,420                  140,917
                                                           ------------             ------------
Net income                                                $   1,005,879            $     234,861
                                                           ============             ============

Basic and diluted earnings per share                      $        0.10            $        0.03
                                                           ============             ============
Average shares outstanding                                   10,415,000                8,000,000
                                                           ============             ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             Period from
                                                                                                           February 7, 1997
                                                                                     For the twenty-          (inception)
                                                                                    four weeks ended       through June 17,
                                                                                      June 16, 1998              1997
                                                                                    ----------------       -----------------

 Cash flows from operating activities:
    Net income                                                                          $  1,005,879                $    133,826
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                    1,084,031                     430,609
          Net change in operating assets and liabilities:
            Change in operating assets                                                      (748,820)                   (179,426)
            Change in operating liabilities                                                  690,839                     313,146
                                                                                        ------------                 -----------
              Net cash provided by operating activities                                    2,031,929                     698,155

 Cash flows from investing activities:
    Purchases of property and equipment                                                   (3,579,557)                   (503,120)
    Proceeds from sale of marketable securities                                            3,315,056                           -
    Cash of companies acquired in Exchange                                                         -                     733,804
                                                                                        ------------                 -----------
              Net cash (used) provided by investing activities                              (264,501)                    230,684

 Cash flows from financing activities:
    Net proceeds from sale of stock                                                                -                           -
    Proceeds from revolving note payable to bank                                                   -                  10,835,695
    Payment of dividends to certain stockholders                                                   -                  (1,675,332)
    Payment of notes payable to stockholders                                                       -                  (4,530,071)
    Payment of notes payable to affiliates                                                         -                    (233,000)
    Payment of notes payable to banks                                                              -                  (4,366,933)
                                                                                        ------------                 -----------
              Net cash provided by financing activities                                            -                      30,359
                                                                                        ------------                 -----------

              Net increase in cash and cash equivalents                                    1,767,428                     959,198

 Cash and cash equivalents at beginning of period                                          1,220,598                       1,000
                                                                                        ------------                 -----------
 Cash and cash equivalents at end of period                                             $  2,988,026                $    960,198
                                                                                        ============                 ===========

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                                              $        178                $    290,148
    Cash paid for income taxes                                                               572,108                     109,603

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

      Total Entertainment Restaurant Corp. (the "Company") was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous securities exchange transactions pursuant to which the Company issued an aggregate 8,000,000 shares of its common stock, $.01 par value per share (the "Common Stock"), in exchange for all of the outstanding common stock of each of Bailey's Sports Grille, Inc., F&H Restaurant Corp., Fox & Hound, Inc. and Fox & Hound II, Inc. and the remaining 25% minority interest in each of 505 Entertainment, Ltd., F&H Dallas, L.P., Midway Entertainment, Ltd. and N. Collins Entertainment, Ltd. (the "Exchange"). For further information regarding the Exchange, refer to the Company's Form 10-K for the fiscal year ended December 30, 1997. The unaudited pro forma consolidated statements of income for the twenty-four weeks ended June 17, 1997 give effect to the Exchange as if such transactions occurred on January 1, 1997.

      The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1997 Form 10-K. The results of the twenty-four weeks ended June 16, 1998 are not necessarily indicative of the results to be expected for the full year ending December 29, 1998.

2.    STOCK OPTIONS

      During the twenty-four week period ended June 16, 1998, the Company granted to certain key employees stock options for 73,150 shares of Common Stock at exercise prices ranging from $4.75 to $7.00 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

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

      The Accounting Standards Executive Committee recently issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities, which will require the Company to expense start-up costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, Accounting Changes, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      The Company began operations February 20, 1997 with three Fox & Hound and eight Bailey's entertainment restaurant locations. The Company opened two Fox & Hound locations during the twenty-four weeks ended June 16, 1998, and currently operates ten Bailey's units and ten Fox & Hound units located in Alabama, Arkansas, Illinois, Indiana, Iowa, Nebraska, North Carolina, Ohio, South Carolina, Tennessee and Texas.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twenty-four weeks ended June 16, 1998, food and non-alcoholic beverages were 28.9% of total sales, alcoholic beverages were 56.2% of total sales and entertainment and other were 14.9% of total sales.

      Components of restaurant operating expenses include operating payroll and fringe benefits, occupancy, advertising and promotion. These costs are generally variable and will fluctuate with changes in sales volume and sales mix. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location of specified minimum levels.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a twelve month period, beginning in the period the restaurants open.

      General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. In addition, certain expenses of recruiting and training unit management personnel are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies as well as accounting services fees are major items of costs in this category.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:


                                                                      HISTORICAL                     HISTORICAL      PRO FORMA (2)
                                                           -------------------------------           ----------      -------------
                                                                TWELVE WEEKS ENDED(1)                  TWENTY-FOUR WEEKS ENDED(1)
                                                                ---------------------                  --------------------------
                                                           JUNE 16,                JUNE 17,             JUNE 16,          JUNE 17,
                                                             1998                    1997                 1998              1997
                                                             ----                    ----                 ----              ----
                                                                                    (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA:
      Net sales..........................................   100.0%                  100.0%               100.0%            100.0%
      Costs and expenses:
            Costs of sales...............................    26.7                    26.2                 26.5              26.4
            Restaurant operating expenses................    45.5                    46.5                 43.6              45.3
            Depreciation and amortization................     8.6                     6.1                  7.7               5.7
                                                              ---                   -----                -----             -----

                 Restaurant costs and expenses...........    80.8                    78.8                 77.8             77.4
                                                            -----                   -----                -----             ----

      Restaurant operating income........................    19.2                    21.2                 22.2              22.6
      General and administrative expenses................     9.7                    12.6                  9.0              11.6
      Goodwill amortization..............................     1.0                     1.4                  0.9               1.3
                                                            -----                   -----                -----             -----
      Income from operations.............................     8.5                     7.2                 12.3               9.7
      Other income, principally interest.................     0.6                      --                  0.5                --
      Interest expense ..................................     --                      5.4                   --               5.0
                                                            -----                   -----                -----             -----

      Income before provision for income taxes...........     9.1                     1.8                 12.8               4.7
      Provision for income taxes.........................     3.4                     0.7                  4.7               1.8
                                                            -----                   -----                -----             -----

      Net income.........................................     5.7%                    1.1%                 8.1%              2.9%


RESTAURANT OPERATING DATA:
      Annualized average weekly sales per location (3)...  $1,433               $   1,437             $   1,594         $  1,502
      Number of restaurants at end of the period........       18                      12                    18               12

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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


TWELVE WEEKS ENDED JUNE 16, 1998 COMPARED TO TWELVE WEEKS ENDED JUNE 17, 1997

      Net sales increased $1,711,000 (42.9%) for the twelve weeks ended June 16, 1998 to $5,704,000 from $3,993,000 for the twelve weeks ended June 17, 1997, which is principally attributable to sales from the six new locations opened since June 1997. Same store sales decreased 5.3% in the twelve weeks ended June 16, 1998 compared to the twelve weeks ended June 17, 1997.

      Costs of sales, primarily food and beverages increased $478,000 (45.7%) for the twelve weeks ended June 16, 1998 to $1,524,000 from $1,046,000 in the twelve weeks ended June 17, 1997, and increased as a percentage of sales from 26.2% to 26.7%. This increase is attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

      Restaurant operating expenses increased $738,000 (39.7%) for the twelve weeks ended June 16, 1998 to $2,594,000 from $1,856,000 in the twelve weeks ended June 17, 1997, and decreased as a percentage of net sales from 46.5% to 45.5%. Most of this improvement is attributable to improved labor controls at the locations.

      Depreciation and amortization increased $248,000 (102.5%) for the twelve weeks ended June 16, 1998 to $490,000 from $242,000 in the twelve weeks ended June 17, 1997, and increased as a percentage of sales from 6.1% to 8.6%. This increase is due principally to the depreciation and amortization relating to the opening of six new restaurants since June 1997.

      General and administrative expenses increased $48,000 (9.4%) for the twelve weeks ended June 16, 1998 to $554,000 from $506,000 in the twelve weeks ended June 17, 1997, and decreased as a percentage of sales from 12.6% to 9.7%. This increase reflects the additional corporate infrastructure added during the first and second quarter of 1997 enabling the Company to rapidly develop additional units and operate as a public company. Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board. The service agreement provides for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998, the fixed annual charge is $194,500, plus and an additional fee of $466 per restaurant per 28-day accounting period.

      Other income, principally interest, was $33,000 for the twelve weeks ended June 16, 1998 (none in 1997). The interest was earned from the investment of the net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering").

      Interest expense decreased $217,000 for the twelve weeks ended June 16, 1998 to zero from $217,000 in the twelve weeks ended June 17, 1997. This decrease reflects the repayment of all debt outstanding immediately following the Initial Public Offering.

      The effective income tax rate for the twelve weeks ended June 16, 1998 was 37.0% and the effective income tax rate for the twelve weeks ended June 17, 1997 was 37.5%. This decrease was primarily due to the impact of tax exempt interest income earned during the twelve weeks ended June 16, 1998.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


TWENTY-FOUR WEEKS ENDED JUNE 16, 1998 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 17, 1997

      Net sales increased  $4,400,000  (54.5%) for the  twenty-four  weeks ended
June 16, 1998 to $12,478,000 from $8,078,000 for the twenty-four weeks ended June 17, 1997, which is principally attributable to sales from the six new locations opened since June 1997. Same store sales decreased 1.0% in the twenty-four weeks ended June 16, 1998 compared to the twenty-four weeks ended June 17, 1997.

      Costs of sales, primarily food and beverages increased $1,180,000 (55.4%) for the twenty-four weeks ended June 16, 1998 to $3,310,000 from $2,130,000 in the twenty-four weeks ended June 17, 1997, and increased as a percentage of sales from 26.4% to 26.5%. This increase is attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

      Restaurant operating expenses increased $1,792,000 (49.0%) for the twenty-four weeks ended June 16, 1998 to $5,449,000 from $3,657,000 in the twenty-four weeks ended June 17, 1997, and decreased as a percentage of net sales from 45.3% to 43.6%. Most of this improvement is attributable to improved labor controls at the locations and leveraging the fixed portion of these costs with higher sales volumes.

      Depreciation and amortization increased $490,000 (105.5%) for the twenty-four weeks ended June 16, 1998 to $955,000 from $465,000 in the twenty-four weeks ended June 17, 1997, and increased as a percentage of sales from 5.7% to 7.7%. This increase is due principally to the depreciation and amortization relating to the opening of six new restaurants since June 1997.

      General and administrative expenses increased $185,000 (19.8%) for the twenty-four weeks ended June 16, 1998 to $1,120,000 from $935,000 in the twenty-four weeks ended June 17, 1997, and decreased as a percentage of sales from 11.6% to 9.0%. This increase reflects the additional corporate infrastructure added during the first and second quarter of 1997 enabling the Company to rapidly develop additional units and operate as a public company. Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board. The service agreement provides for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998, the fixed annual charge is $194,500, plus and an additional fee of $466 per restaurant per 28-day accounting period.

      Other income, principally interest, was $65,000 for the twenty-four weeks ended June 16, 1998 (none in 1997). The interest was earned from the investment of the net proceeds of the Initial Public Offering.

      Interest expense decreased $407,000 for the twenty-four weeks ended June 16, 1998 to zero from $407,000 in the twenty-four weeks ended June 17, 1997. This decrease reflects the repayment of all debt outstanding immediately following the Initial Public Offering.

      The effective income tax rate for the twenty-four weeks ended June 16, 1998 was 37.0% and the effective income tax rate for the twenty-four weeks ended June 17, 1997 was 37.5%. This decrease was primarily due to the impact of tax exempt interest income earned during the twenty-four weeks ended June 16, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations were $2,032,000 and purchases of property and equipment were $3,580,000 for the twenty-four week period ending June 16, 1998.

      At June 16, 1998, the Company had $2,988,000 in cash and cash equivalents. The Company intends to open twenty locations in 1998 (two of which were opened during the twenty-four week period ending June 16, 1998 and two of which have been opened since June 16, 1998). Four additional units are currently under construction, and leases have been signed on eleven additional sites. The Company expects to expend approximately $19.0 million to open new locations through the remainder of fiscal 1998. In order to fund new unit development, the Company has entered into a short-term $6 million line of credit with Intrust Bank, N.A. (the "Intrust Line") and is currently negotiating a $20-25 million line of credit with several banks to replace the Intrust Line.

      The Company believes the net proceeds from the Initial Public Offering, its cash flow from operations and funds anticipated to be available from a credit facility will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the availability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance additional financing will be available on terms acceptable to the Company or at all.

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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


YEAR 2000 COMPLIANCE

      The Company currently believes its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Year 2000 issue is not anticipated to have a material impact on the Company's results of operations, financial position or its cash flows.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD

(c) The following unregistered securities were issued by the Company during the twelve weeks ended June 16, 1998:


                                                               Number of Shares
                                   Description of             Sold/Issued/Subject        Offering/Exercise
    Date of Sale/Issuance         Securities Issued         to Options or Warrants       Price Per Share
    ---------------------         -----------------         ----------------------       ---------------
    March 31, 1998              Common Stock Options                 7,143                   $ 7.00
    May 27, 1998                Common Stock Options                 8,696                   $ 5.75

    All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan. These options have a vesting period of five years and a life of ten years.

    The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

    USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    (4) (vii) Estimated  purchases and installation of furniture,
              fixtures and equipment                                   6,365,807

              Estimated  remaining net offering proceeds invested
              in various tax exempt securities and funds               1,894,069

                 TOTAL ENTERTAINMENT RESTAURANT CORP.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      On May 26, 1998, the Company held its Annual Meeting of Stockholders(the "Meeting"). At the Meeting, the stockholders elected Dennis L. Thompson and Thomas A. Hager to the Board of Directors to serve until the 2001 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 8,969,609 votes "For" and 1,000 votes "Withheld" for Dennis L. Thompson, and 8,969,609 votes "For" and 1,000 votes "Withheld" for Thomas A. Hager. In addition, the stockholders ratified the apointment of Ernst & Young as the Company's independent auditors for the year ending December 29, 1998. As to the ratification of auditors there were 8,970,049 votes "For", 0 votes "Against", and 560 votes "Abstained."

ITEM 5.  OTHER INFORMATION

      Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 13, 1999. As to all such matters which the Company does not have notice on or prior to March 13, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following exhibits are filed as part of this report:
         Exhibit No.
               10.1.....................Promissory  Note to Intrust  Bank,  N.A.
                                        issued by the  Company,  dated  June 24,
                                        1998.
               27.......................Financial Data Schedule

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

                                            TOTAL ENTERTAINMENT RESTAURANT CORP.
                                            (Registrant)

      Date  JULY 31, 1998                   /s/  James K. Zielke
                                            ------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)