Form 10-Q
period 1998-09-08
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1998-10-23
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                          Commission file number
      SEPTEMBER 8, 1998                                      000-22753
      -----------------                                      ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                          52-2016614
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

          CLASS                               Outstanding at October 23, 1998
          -----                                    10,415,000 SHARES
COMMON STOCK, $.01 PAR VALUE

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AT
        SEPTEMBER 8, 1998 AND DECEMBER 30, 1997                               2

        CONDENSED CONSOLIDATED STATEMENTS OF
        INCOME FOR THE TWELVE WEEKS ENDED
        SEPTEMBER 8, 1998 AND SEPTEMBER 9, 1997                               3

        CONDENSED CONSOLIDATED STATEMENTS OF
        INCOME FOR THE THIRTY-SIX WEEKS ENDED
        SEPTEMBER 8, 1998 AND PRO FORMA FOR THE
        THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1997                              4

        CONDENSED CONSOLIDATED STATEMENT OF
        CASH FLOWS FOR THE THIRTY-SIX WEEKS ENDED
        SEPTEMBER 8, 1998 AND FOR THE PERIOD FROM
        FEBRUARY 7, 1997 (INCEPTION) THROUGH
        SEPTEMBER 9, 1997                                                     5

        NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS                                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 7

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 8, 1998    December 30, 1997
                                                                             -----------------    -----------------
                                             ASSETS

Current assets:
    Cash and cash equivalents                                                  $   100,881         $ 1,220,598
    Marketable securities, available for sale                                         --             3,315,056
    Inventories                                                                    590,376             396,758
    Pre-opening costs - net                                                        873,850             386,402
    Deferred income taxes                                                          199,754             156,571
    Other current assets                                                           505,933             350,324
                                                                               -----------         -----------
          Total current assets                                                   2,270,794           5,825,709

Property and equipment, net                                                     20,706,246          12,582,081
Intangible and other assets, net (principally goodwill)                          4,991,191           4,816,479
                                                                               -----------         -----------
               Total assets                                                    $27,968,231         $23,224,269
                                                                               ===========         ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                              $ 2,455,000         $      --
    Accounts payable                                                             1,293,625             823,765
    Other current liabilities                                                      908,393             422,983
                                                                               -----------         -----------
               Total current liabilities                                         4,657,018           1,246,748


Deferred income taxes                                                              415,670             312,450
Stockholders' Equity:
    Preferred stock                                                                   --                  --
    Common stock                                                                   104,150             104,150
    Additional paid-in capital                                                  20,580,764          20,580,764
    Retained earnings                                                            2,210,629             980,157
                                                                               -----------         -----------
               Total stockholders' equity                                       22,895,543          21,665,071
                                                                               -----------         -----------
               Total liabilities and stockholders' equity                      $27,968,231         $23,224,269
                                                                               ===========         ===========


                             See accompanying notes

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                           Twelve weeks ended
                                                                                    Sept. 8, 1998             Sept. 9, 1997
                                                                                 -----------------        -------------------

Net sales:
    Food and beverage                                                               $ 6,042,657                $ 3,028,242
    Entertainment and other                                                             879,239                    650,461
                                                                                    -----------                -----------
          Total net sales                                                             6,921,896                  3,678,703
Costs and expenses:
    Costs of sales                                                                    1,922,163                    967,522
    Restaurant operating expenses                                                     3,415,245                  1,648,225
    Depreciation and amortization                                                       607,743                    242,919
                                                                                    -----------                -----------
Entertainment and restaurant costs and expenses                                       5,945,151                  2,858,666
                                                                                    -----------                -----------
Entertainment and restaurant operating income                                           976,745                    820,037
General and administrative expenses                                                     560,007                    411,175
Goodwill amortization                                                                    56,346                     54,684
                                                                                    -----------                -----------
Income from operations                                                                  360,392                    354,178

Other income (expense):
    Other income, principally interest                                                    5,360                     41,017
    Interest expense                                                                     (9,285)                   (91,778)
                                                                                    -----------                -----------
Income before income taxes                                                              356,467                    303,417
Provision for income taxes                                                              131,874                    113,781
                                                                                    -----------                -----------
Net income                                                                          $   224,593                $   189,636
                                                                                    ===========                ===========

Basic and diluted earnings per share                                                $      0.02                $      0.02
                                                                                    ===========                ===========
Average shares outstanding                                                           10,415,000                  9,610,000
                                                                                    ===========                ===========



                             See accompanying notes

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                              Company
                                                                                                             Pro Forma
                                                                                                          ----------------
                                                                              Thirty-six                    Thirty-six
                                                                             weeks ended                    weeks ended
                                                                            Sept. 8, 1998                  Sept. 9, 1997
                                                                          ----------------                ----------------

Net sales:
    Food and beverage                                                     $   16,667,860                 $     9,686,806
    Entertainment and other                                                    2,732,364                       2,069,488
                                                                            ------------                    ------------
          Total net sales                                                     19,400,224                      11,756,294
Costs and expenses:
    Costs of sales                                                             5,232,219                       3,097,698
    Restaurant operating expenses                                              8,864,729                       5,304,745
    Depreciation and amortization                                              1,562,352                         707,507
                                                                            ------------                    ------------
Entertainment and restaurant costs and expenses                               15,659,300                       9,109,951
                                                                            ------------                    ------------
Entertainment and restaurant operating income                                  3,740,924                       2,646,344
General and administrative expenses                                            1,680,452                       1,346,135
Goodwill amortization                                                            169,036                         163,144
                                                                            ------------                    ------------
Income from operations                                                         1,891,436                       1,137,065

Other income (expense):
    Other income, principally interest                                            70,793                          41,165
    Interest expense                                                              (9,463)                       (499,035)
                                                                            ------------                    ------------
Income before income taxes                                                     1,952,766                         679,195
Provision for income taxes                                                       722,294                         254,698
                                                                            ------------                    ------------
Net income                                                                $    1,230,472                 $       424,497
                                                                            ============                    ============

Basic and diluted earnings per share                                      $         0.12                 $          0.05
                                                                            ============                    ============
Average shares outstanding                                                    10,415,000                       8,536,667
                                                                            ============                    ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  For the thirty-six       Period from February
                                                                                  weeks ended Sept. 8,     7, 1997 (inception)
                                                                                          1998            through Sept. 9, 1997
                                                                                 ---------------------    --------------------------
 Cash flows from operating activities:
    Net income                                                                  $     1,230,472              $    323,461
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                               1,731,388                   732,095
          Net change in operating assets and liabilities:
            Change in operating assets                                               (1,695,920)                 (460,936)
            Change in operating liabilities                                           1,058,490                   976,981
                                                                                   ------------               -----------
              Net cash provided by operating activities                               2,324,430                 1,571,601

 Cash flows from investing activities:
    Purchases of property and equipment                                              (9,214,203)               (2,074,963)
    Proceeds from sale of marketable securities                                       3,315,056                         -
    Cash of companies acquired in Exchange                                                    -                   733,804
                                                                                   ------------               -----------
              Net cash used in investing activities                                  (5,899,147)               (1,341,159)

 Cash flows from financing activities:
    Net proceeds from sale of stock                                                           -                19,127,532
    Proceeds from note payable to bank                                                2,455,000                10,835,695
    Payment of dividends to certain stockholders                                              -                (1,675,332)
    Payment of notes payable to stockholders                                                  -                (4,530,071)
    Payment of notes payable to affiliates                                                    -                  (233,000)
    Payment of notes payable to banks                                                         -                (4,366,933)
    Payment of revolving notes payable to bank                                                -               (10,835,695)
                                                                                   ------------               -----------
              Net cash provided by financing activities                               2,455,000                 8,322,196
                                                                                   ------------               -----------

              Net (decrease) increase in cash and cash equivalents                   (1,119,717)                8,552,639

 Cash and cash equivalents at beginning of period                                     1,220,598                     1,000
                                                                                   ------------               -----------
 Cash and cash equivalents at end of period                                     $       100,881              $  8,553,639
                                                                                   ============               ===========

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $         5,327              $    425,527
    Cash paid for income taxes                                                          589,008                   189,790

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

        Total Entertainment Restaurant Corp. (the "Company") was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous securities exchange transactions pursuant to which the Company issued an aggregate 8,000,000 shares of its common stock, $.01 par value per share (the "Common Stock"), in exchange for all of the outstanding common stock of each of Bailey's Sports Grille, Inc., F&H Restaurant Corp., Fox & Hound, Inc. and Fox & Hound II, Inc. and the remaining 25% minority interest in each of 505 Entertainment, Ltd., F&H Dallas, L.P., Midway Entertainment, Ltd. and N. Collins Entertainment, Ltd. (the "Exchange"). For further information regarding the Exchange, reference is made to the Company's Form 10-K for the fiscal year ended December 30, 1997. The unaudited pro forma consolidated statements of income for the thirty-six weeks ended September 9, 1997 give effect to the Exchange as if such transactions occurred on January 1, 1997.

        The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1997 Form 10-K. The results of the thirty-six weeks ended September 8, 1998 are not necessarily indicative of the results to be expected for the full year ending December 29, 1998.

2.      STOCK OPTIONS

        During the thirty-six week period ended September 8, 1998, the Company granted to certain key employees stock options for 118,579 shares of Common Stock at exercise prices ranging from $3.00 to $7.00 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

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

        The Accounting Standards Executive Committee recently issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities, which will require the Company to expense preopening costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, Accounting Changes, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's preopening costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

        The Company began operations February 20, 1997 with three Fox & Hound and eight Bailey's entertainment restaurant locations. The Company opened three Fox & Hound and two Bailey's locations during the period from February 20, 1997 to December 29, 1997 and seven Fox & Hound locations during the thirty-six weeks ended September 8, 1998, and currently operates ten Bailey's units and 13 Fox & Hound units located in Alabama, Arkansas, Illinois, Indiana, Iowa, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas.

        The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the thirty-six weeks ended September 8, 1998, food and non-alcoholic beverages were 30.5% of total sales, alcoholic beverages were 55.4% of total sales and entertainment and other were 14.1% of total sales.

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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                        HISTORICAL                HISTORICAL  PRO FORMA (2)
                                                                ------------------------          ----------  -------------
                                                                TWELVE WEEKS ENDED(1)             THIRTY-SIX WEEKS ENDED(1)
                                                                ---------------------             -------------------------
                                                                SEPT. 8,         SEPT. 9,         SEPT. 8,        SEPT. 9,
                                                                  1998             1997             1998            1997
                                                                --------         --------         --------        --------


INCOME STATEMENT DATA:
        Net sales ...........................................     100.0%          100.0%          100.0%          100.0%

        Costs and expenses:
               Costs of sales ...............................      27.8            26.3            27.0            26.4
               Restaurant operating expenses ................      49.3            44.8            45.6            45.1
               Depreciation and amortization ................       8.8             6.6             8.1             6.0
                                                               --------        --------        --------        --------

                    Restaurant costs and expenses ...........      85.9            77.7            80.7            77.5
                                                               --------        --------        --------        --------

        Restaurant operating income .........................      14.1            22.3            19.3            22.5
        General and administrative expenses .................       8.1            11.2             8.7            11.5
        Goodwill amortization ...............................       0.8             1.5             0.9             1.4
                                                               --------        --------        --------        --------
        Income from operations ..............................       5.2             9.6             9.7             9.6
        Other income, principally interest ..................       --              1.1             0.4             0.4
        Interest expense ....................................       0.1             2.5             --              4.2
                                                               --------        --------        --------        --------

        Income before provision for income taxes ............       5.1             8.2            10.1             5.8
        Provision for income taxes ..........................       1.9             3.1             3.8             2.2
                                                               --------        --------        --------        --------

        Net income ..........................................       3.2%            5.1%            6.3%            3.6%


RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
        Annualized average weekly sales per location (3) ....   $ 1,460         $ 1,319         $ 1,543         $ 1,437

        Number of restaurants at end of the period ..........        23              13              23              13



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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.


TWELVE WEEKS ENDED SEPTEMBER 8, 1998 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 9, 1997

        Net sales increased $3,243,000 (88.2%) for the twelve weeks ended September 8, 1998 to $6,922,000 from $3,679,000 for the twelve weeks ended September 9, 1997, which is principally attributable to sales from the ten new locations opened since September 1997. Same store sales increased 1.4% in the twelve weeks ended September 8, 1998 compared to the twelve weeks ended September 9, 1997.

        Costs of sales, primarily food and beverages increased $955,000 (98.7%) for the twelve weeks ended September 8, 1998 to $1,922,000 from $967,000 in the twelve weeks ended September 9, 1997, and increased as a percentage of sales from 26.3% to 27.8%. This increase is attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

        Restaurant operating expenses increased $1,767,000 (107.2%) for the twelve weeks ended September 8, 1998 to $3,415,000 from $1,648,000 in the twelve weeks ended September 9, 1997, and increased as a percentage of net sales from 44.8% to 49.3%. Most of this increase is attributable to higher labor costs resulting from the increase in food sales mix, which has a higher labor cost compared to beverages and entertainment, incremental labor in the five new locations opened during the twelve weeks ended September 8, 1998, increased cost of live entertainment, higher utility costs due to the unseasonably warm weather and higher maintenance costs.

        Depreciation and amortization increased $365,000 (150.2%) for the twelve weeks ended September 8, 1998 to $608,000 from $243,000 in the twelve weeks ended September 9, 1997, and increased as a percentage of sales from 6.6% to 8.8%. This increase is due principally to the depreciation and amortization relating to the opening of ten new restaurants since September 1997.

        General and administrative expenses increased $149,000 (36.2%) for the twelve weeks ended September 8, 1998 to $560,000 from $411,000 in the twelve weeks ended September 9, 1997, and decreased as a percentage of sales from 11.2% to 8.1%. This increase reflects the additional corporate infrastructure added to enable the Company to rapidly develop additional units and operate as a public company. Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board. The service agreement provides for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998, the fixed annual charge is $194,500, plus and an additional fee of $466 per restaurant per 28-day accounting period.

        On October 19, 1998, Lone Star Steakhouse & Saloon, Inc. ("Lone Star"), a restaurant company of which Mr. Coulter is chairman and CEO, purchased certain assets and assumed certain liabilities of CEI, including the current services agreement with the Company. Subsequent to October 19, 1998, such services will be provided by Lone Star.

        Other income, principally interest, decreased $36,000 (86.9%) for the twelve weeks ended September 8, 1998 to $5,000 from $41,000 in the twelve weeks ended September 9, 1997. The interest was earned from the investment of the net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering"). The decrease in interest earned resulted from the utilization of the proceeds to develop additional locations.

        Interest expense decreased $83,000 (89.9%) for the twelve weeks ended September 8, 1998 to $9,000 from $92,000 in the twelve weeks ended September 9, 1997. This decrease reflects the repayment of all debt outstanding immediately following the Initial Public Offering.

        The effective income tax rate for the twelve weeks ended September 8, 1998 was 37.0% and the effective income tax rate for the twelve weeks ended September 9, 1997 was 37.5%. This decrease was primarily due to the impact of tax exempt interest income earned during the twelve weeks ended September 8, 1998.


THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1998 COMPARED TO PRO FORMA INFORMATION FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1997

        Net sales increased $7,644,000 (65.0%) for the thirty-six weeks ended September 8, 1998 to $19,400,000 from $11,756,000 for the thirty-six weeks ended September 9, 1997, which is principally attributable to sales from the ten new locations opened since September 1997. Same store sales decreased 0.2% in the thirty-six weeks ended September 8, 1998 compared to the thirty-six weeks ended September 9, 1997.

        Costs of sales, primarily food and beverages increased $2,134,000 (68.9%) for the thirty-six weeks ended September 8, 1998 to $5,232,000 from $3,098,000 in the thirty-six weeks ended September 9, 1997, and increased as a percentage of sales from 26.4% to 27.0%. This increase is attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

        Restaurant operating expenses increased $3,560,000 (67.1%) for the thirty-six weeks ended September 8, 1998 to $8,865,000 from $5,305,000 in the thirty-six weeks ended September 9, 1997, and increased as a percentage of net sales from 45.1% to 45.6%. Most of this increase is attributable to higher labor costs resulting from the increase in food sales mix, which has a higher labor cost compared to beverages and entertainment, and incremental labor in the initial weeks of the new locations.

        Depreciation and amortization increased $855,000 (120.8%) for the thirty-six weeks ended September 8, 1998 to $1,562,000 from $707,000 in the thirty-six weeks ended September 9, 1997, and increased as a percentage of sales from 6.0% to 8.1%. This increase is due principally to the depreciation and amortization relating to the opening of ten new restaurants since September 1997.

        General and administrative expenses increased $334,000 (24.8%) for the thirty-six weeks ended September 8, 1998 to $1,680,000 from $1,346,000 in the thirty-six weeks ended September 9, 1997, and decreased as a percentage of sales from 11.5% to 8.7%. This increase reflects the additional corporate infrastructure added to enable the Company to rapidly develop additional units and operate as a public company.

        Other income, principally interest, increased $30,000 (72.0%) for the thirty-six weeks ended September 8, 1998 to $71,000 from $41,000 in the thirty-six weeks ended September 9, 1997. The interest was earned from the investment of the net proceeds of the Initial Public Offering.

        Interest expense decreased $490,000 (98.1%) for the thirty-six weeks ended September 8, 1998 to $9,000 from $499,000 in the thirty-six weeks ended September 9, 1997. This decrease reflects the repayment of all debt outstanding immediately following the Initial Public Offering.

        The effective income tax rate for the thirty-six weeks ended September 8, 1998 was 37.0% and the effective income tax rate for the thirty-six weeks ended September 9, 1997 was 37.5%. This decrease was primarily due to the impact of tax exempt interest income earned during the thirty-six weeks ended September 8, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows from operations were $2,324,000 and purchases of property and equipment were $9,214,000 for the thirty-six week period ending September 8, 1998.
        At September 8, 1998, the Company had $101,000 in cash and cash equivalents. The Company intends to open fifteen to seventeen locations in 1998 (seven of which were opened during the thirty-six week period ending September 8, 1998 and two of which have been opened since September 8, 1998). Eight units are currently under construction, and leases have been signed on four additional sites. The Company anticipates opening units on four to six leased sites in the first quarter of fiscal 1999. The Company's development plans beyond these units will be contingent upon maintaining certain debt to equity levels approved by the Company's Board of Directors and no commitments for additional units in fiscal 1999 have been made. The Company expects to expend approximately $10.0 million to open the eight new units through the remainder of fiscal 1998. In order to fund new unit development, the Company has entered into a $20 million line of credit with Intrust Bank, N.A. (the "Intrust Line").

        The Company believes its cash flow from operations and funds available from the Intrust Line will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans as outlined above, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance additional financing will be available on terms acceptable to the Company or at all.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. This Statement is effective for Financial Statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This Statement need not be applied to interim periods in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in Financial Statements for interim periods in the second year of application.

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement is effective for fiscal years beginning after June 15, 1999. As of September 8, 1998 the Company does not have any derivative instruments.


YEAR 2000 COMPLIANCE

        Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.

        The Company has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue and remedial action and further testing, if necessary. The Company believes that the majority of its major systems are Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to have a material effect on the Company's financial position or results of operations.

        The Company is also contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

SECURITIES SOLD

(c) The following unregistered securities were issued by the Company during the twelve weeks ended September 8, 1998:

                                                                           Number of Shares
                                                 Description of           Sold/Issued/Subject        Offering/Exercise
             Date of Sale/Issuance             Securities Issued        to Options or Warrants        Price Per Share
             ---------------------             -----------------        ----------------------        ---------------
                 June 22, 1998                Common Stock Options               13,334                    $ 3.75
                 June 24, 1998                Common Stock Options               11,765                    $ 4.25
                 June 24, 1998                Common Stock Options               11,765                    $ 4.25
                 July 1, 1998                 Common Stock Options               11,765                    $ 4.25
                 July 2, 1998                 Common Stock Options               11,112                    $ 4.50
                 July 17, 1998                Common Stock Options               12,000                    $ 4.00
                 August 10, 1998              Common Stock Options               14,286                    $ 3.50
                 August 12, 1998              Common Stock Options               12,500                    $ 4.00
                 August 24, 1998              Common Stock Options               15,385                    $ 3.25
                 September 3, 1998            Common Stock Options               16,667                    $ 3.00

           All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan or to non-employee directors pursuant to the Directors Stock Option Plan. These options have a vesting period of five years and a life of ten years or a vesting period of three years and a life of five years, respectively.

           The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

           USE OF PROCEEDS OF INITIAL PUBLIC OFFERING
           ------------------------------------------

           (4)  (vii)   Estimated purchases and installation of
                        furniture, fixtures and equipment             8,259,876

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibits

The following exhibits are filed as part of this report:
   Exhibit No.
      10.1...................Loan Agreement with Intrust Bank, N.A.
                             dated September 1, 1998.
      10.2...................Promissory Note to Intrust Bank, N.A. issued by the
                             Company, dated September 1, 1998.
      27.....................Financial Data Schedule

Reports on Form 8-K
      None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         TOTAL ENTERTAINMENT RESTAURANT CORP.
                                            (Registrant)

        Date   OCTOBER 23, 1998           /s/ James K. Zielke
               ----------------          -----------------------------------
                                         James K. Zielke
                                         Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Duly Authorized Officer)