Form 10-K
period 1998-12-29
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1999-03-29
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended DECEMBER 29, 1998
                                         -----------------

/ /           TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ TO ______


                        Commission file number 000-22753
                                               ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                      52-2016614
         --------                                      ----------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                     identification no.)


                           9300 E. CENTRAL, SUITE 100
                                WICHITA, KS 67206
               (Address of principal executive offices) (Zip code)

                                 (316) 634-0505
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes X   No
               --    --

      As of March 19, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $22,945,504. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

      As of March 19, 1999, there were 10,415,000 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                      PAGE
----                                                                      ----

                                     PART I

   1.    Business                                                          3
   2.    Properties                                                       12
   3.    Legal Proceedings                                                12
   4.    Submission of Matters to a Vote of Security Holders              12


                                     PART II

   5.    Market for the  Registrant's  Common  Equity and Related         13
         Stockholder Matters
   6.    Selected Financial Data                                          15
   7.    Management's   Discussion   and  Analysis  of  Financial
         Condition and Results of Operations                              16
  7A.    Quantitative  and Qualitative  Disclosures  About Market
         Risk                                                             21
   8.    Financial Statements and Supplementary Data                      21
   9.    Changes  in  and   Disagreements   with  Accountants  on
         Accounting and Financial Disclosure                              21


                                    PART III

  10.    Directors and Executive Officers of the Registrant               21
  11.    Executive Compensation                                           21
  12.    Security Ownership of Certain Beneficial Owners and Management   22
  13.    Certain Relationships and Related Transactions                   22


                                     PART IV

  14.    Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K                               22

         Signatures                                                       25

                                     PART I

ITEM 1.           BUSINESS
                  --------

GENERAL

     Total Entertainment Restaurant Corp., a Delaware corporation ("the Company"), owns and operates 37 entertainment restaurant locations which utilize the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") tradenames. The Company's entertainment concepts combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and a late-night dining and entertainment alternatives all in a single location. The Company's entertainment restaurant concepts appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox and Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. The Company operates in one business segment.

      The first Bailey's unit was opened in Charlotte, North Carolina in 1989 and the first Fox and Hound unit was opened in Arlington, Texas in 1994. As of March 19, 1999, the Company owns and operates 24 Fox and Hound units and 13 Bailey's units in Alabama, Arkansas, Illinois, Indiana, Iowa, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas.

SECTION 351 EXCHANGE

      The Company was organized on February 7, 1997 for the purpose of developing entertainment restaurant locations. On February 20, 1997, the Company effected an exchange (the "Exchange") of property under Section 351 of the Internal Revenue Code of 1986, as amended (the "Code"), with the stockholders of four corporations (the "Subsidiary Corporations") and certain limited partners of four Texas limited partnerships (the "Subsidiary Limited Partnerships"). Pursuant to the Exchange, the Company became the owner of the eight then-existing Bailey's locations and the three then-existing Fox and Hound locations. The Company issued 8,000,000 shares of its common stock, $0.01 par value (the "Common Stock"), in exchange for all the outstanding stock of the Subsidiary Corporations and the outstanding limited partnership interests of the Subsidiary Limited Partnerships not owned by the Subsidiary Corporations. The Subsidiary Corporations and Subsidiary Limited Partnerships thereby became wholly-owned subsidiaries of the Company.

CONCEPT

     The Company's entertainment restaurant concept differentiates itself by offering all of the following features in a single location:

     0 Social Gathering Place. The Company's concepts provide a contemporary social gathering place where friends and acquaintances can gather regularly for food, drinks and entertainment in an upscale yet casual environment.

     0 Food and Beverage. The Company's concepts offer a full menu with a wide range of mid-priced appetizers, entrees and desserts served in generous portions. Each location features a full service bar and a wide variety of domestic, imported and premium craft beers. Food and beverages can be enjoyed in all areas of each location.

     0 Sports Entertainment. The Company's concepts feature state-of-the-art audio and video systems for viewing sporting events. Each location has numerous TV's (including several mega-screen TV's) with satellite and cable coverage of national, regional and local sporting events.

     0 Games of Skill. The Company's concepts offer traditional games of skill, including pocket billiards featuring tournament-quality tables, shuffleboard and darts. Most locations also offer a variety of popular interactive games.

     0 Late-night Destination. The Company provides guests with an upscale entertainment and dining alternative by serving food and beverages during the increasingly popular late-night segment.

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

     Seasoned Management Team. The Company employs a seasoned management team with experience in successfully developing and operating multi-unit concepts in a variety of geographic markets throughout the United States. The Company intends to leverage this experience to secure favorable real estate sites, control  costs and  implement  proven  operating  procedures.  In addition,  the
Company maintains centralized financial and accounting controls through Franchise Services Company, a third party accounting and administrative services company. By employing the services and infrastructure provided by Franchise Services Company, the Company is able to focus its energy and resources on brand and unit development.

     Rapid Growth and Expansion. The Company believes its entertainment restaurant concept will be attractive in a variety of geographic markets throughout the United States. The Company plans to open up to eight locations in 1999 (five of which were opened during the first quarter of 1999) and between 10 and 12 locations in 2000. The Company is currently evaluating locations in markets that are familiar to its management team and will be actively negotiating additional leases at a number of sites.

     Flexibility and Versatility of Concept. The Company is implementing its concept through both the Fox and Hound and Bailey's brand names. This strategy enables the Company to target both larger urban markets as well as smaller regional markets. The Company's concept also allows for significant versatility through the reconfiguration of the entertainment areas within each of its locations to accommodate various special events.

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

LOCATIONS

     The following table sets forth the location, opening date and approximate square footage of the Company's existing entertainment and restaurant locations:

                                                      Approximate
      Location                Month Opened            Square Footage
      --------                ------------            --------------

      Fox and Hound

      Arlington, TX           August 1994                   6,500
      College Station, TX     September 1994                7,700
      Dallas, TX              December 1995                 9,600
      Memphis #1, TN          September 1997                8,400
      Omaha, NE               December 1997                 9,000
      Chicago, IL             December 1997                10,100
      Montgomery, AL          January 1998                  7,700
      Cleveland, OH           May 1998                      8,500
      Davenport, IA           June 1998                    10,000
      Evansville, IN          July 1998                     8,600
      Springfield, MO         August 1998                   9,100
      San Antonio, TX         August 1998                   8,400
      Erie, PA                August 1998                  10,400
      Lubbock, TX             October 1998                 10,600
      Dayton, OH              October 1998                  8,700
      Memphis #2, TN          November 1998                 7,600
      Overland Park, KS       November 1998                 9,100
      Canton, OH              November 1998                 9,700
      New Orleans, LA         December 1998                 9,200
      Pittsburgh, PA          January 1999                 10,500
      Winston-Salem, NC       January 1999                  9,400
      Indianapolis, IN        February 1999                 8,400
      Houston, TX             February 1999                 9,100
      Baton Rouge, LA         March 1999                   11,500

      Bailey's Sports Grille

      Charlotte #1, NC        November 1989                 6,100
      Charlotte #2, NC        October 1990                  7,600
      Little Rock, AR         February 1994                 8,400
      Greenville, SC          September 1994                7,000
      Nashville #1, TN        April 1995                    9,400
      Knoxville, TN           December 1995                 8,400
      Johnson City, TN        May 1996                      8,250
      Columbia, SC            October 1996                 10,000
      Clarksville, IN         March 1997                    9,200
      Nashville #2, TN        October 1997                  7,500

      Bailey's Pub & Grille

      Atlanta, GA             October 1998                  8,500
      Detroit, MI             November 1998                 9,100
      Chapel Hill, NC         December 1998                 9,000

EXPANSION PLANS

     The Company's management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. The Company intends to open up to eight entertainment restaurant locations in 1999 (five of which were opened during the first quarter of 1999) and between 10 to 12 locations in 2000. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases.

     The Company may in the future franchise and/or grant license or joint venture rights to the Fox and Hound and Bailey's concepts in certain limited geographic areas of the United States. It is expected that these franchisees, licensees or joint venture partners will be required to develop a specific number of locations within a specified time frame and that a license fee and/or a royalty fee will be paid to the Company in connection with the development and operation of each such site. The Company anticipates that one of such licenses may be granted to Dennis L. Thompson, Co-Chairman, and Thomas A. Hager, a director of the Company. Such license is anticipated to grant the right to operate up to eight locations utilizing the "Fox and Hound" name in North Carolina. The Company has granted to Stephen P. Hartnett, Co-Chairman, the right to operate one "Fox & Hound" concept in Dallas, Texas without the payment of any license fee.

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

     The Company leases all locations, with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Most of the units are located in shopping centers. Leases are negotiated with initial terms of three to five years, with multiple renewal options. The Company has generally required approximately 90 to 120 days after the signing of a lease and obtaining required permits to complete construction and open a new location. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, the Company anticipates principally leasing its locations, although it may consider purchasing free-standing sites where it is cost-effective to do so.

UNIT ECONOMICS

     The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. The Company's restaurants have historically generated a sales to investment ratio of approximately 1.0 to 1, assuming that the average minimum annual rents pursuant to operating leases were capitalized for purposes of determining the investment. The Company's entertainment restaurants averaged approximately $1.6 million and $1.5 million in sales during fiscal years ended December 29, 1998 and December 30, 1997, respectively. Of the 32 units open at December 29, 1998, 31 were leased facilities and had an average cash investment of $1,093,000. The one open unit the Company owned as of December 29, 1998 had a cost of $1,756,000 (including the costs for land acquisition, construction, equipment and pre-opening costs). In the future the Company anticipates most locations will be leased rather than purchased and anticipates an average cash investment per unit between $1.2 million and $1.5 million.

MENU

     Both Bailey's and Fox and Hound concepts offer a single menu for lunch (weekends only in some locations), dinner and late-night dining. The menu features a selection of appetizers, including quesadillas and nachos, soups and salads, gourmet-style sandwiches, pizzas, pastas and burgers, a selection of grilled entrees and desserts. Appetizers typically range in price from $3.99 to $6.99, and entrees range from $5.29 to $13.99, with most entrees priced below $10.00. Each location features a full service bar and most units have over 100 brands of ales, lagers, stouts and premium craft beers from around the world, including over 35 on tap. Alcoholic beverage service accounted for approximately 56% of the Company's revenues in the fiscal year ended December 29, 1998.

AMBIANCE AND DESIGN

     Fox and Hound. The Fox and Hound and Bailey's Pub & Grille entertainment restaurant concepts incorporate the tradition, spirit and sophistication of a contemporary social gathering place, with an elegant yet comfortable atmosphere of finished wood, polished brass, embroidered chairs and booths, hunter green and burgundy walls and etched glass. Each Fox and Hound features a full service restaurant and bar as well as state-of-the-art audio and video technology
(including several mega-screen TV's) and traditional games of skill such as pocket billiards generously spaced to avoid crowding, darts and shuffleboard. The entertainment area can be readily configured into a comfortable "arena" for viewing national, regional and local sporting and other television events. All locations are also capable of accommodating business and social organizations for special events.

     Fox and Hound is the evolution of a concept originally conceived by Stephen
P. Hartnett, Co-Chairman. The first Fox & Hound unit was opened in August 1994. Management believes the design of Fox and Hound plays an essential role in its success. The bar and primary dining room are centrally located while the wing rooms are partitioned from the bar and dining area by etched glass and house games of skill along with state-of-the-art audio and video technology. This layout provides guests with an open view of the main dining room, bar and gaming areas. The open kitchen is organized for efficient work flow and is also centrally located so as to entice guests with its flavorful aromas.

     Bailey's. The Bailey's Sports Grille concept has a casual, relaxed atmosphere that features a full-service restaurant and bar, numerous TV's (including several big screen TV's) with satellite and cable coverage of sporting events, pocket billiard tables, darts, foosball and shuffleboard. Most locations also feature a variety of popular interactive games. Like Fox and Hound, the bar and primary dining room in each Bailey's unit is centrally located with games situated around the perimeter.

     Bailey's is the evolution of a concept originally conceived by Dennis L. Thompson, Co-Chairman and Thomas A. Hager, a director of the Company. The first Bailey's unit opened in Charlotte, North Carolina in November 1989. There are presently ten locations operating in five states. Since the opening of the first location in 1989, management has modified and improved its original concept. With each successive opening, the decor has been modified to a more upscale yet casual decor.

     All locations opened since July 1997 (twenty-one Fox and Hound units, three Bailey's Pub & Grille units and one Bailey's Sports Grille unit) have incorporated the layout and design of the Fox and Hound unit in Dallas, Texas. The Company anticipates this layout and design will be utilized for all future locations for all three concepts.

MARKETING

     The Company believes its entertainment restaurant concept attracts a loyal clientele, and the Company relies primarily on word-of-mouth to attract new business. The Company does, however, advertise through traditional marketing and advertising media in selected markets. These media include billboard signage, radio and print advertising, local store marketing to households and volunteer community involvement.

     The Company's marketing efforts also seek to focus on national, regional and local sporting events such as the Super Bowl and the World Series, which attract locally active groups of fans, supporters or alumni. The versatile layout and design of the units can also accommodate group events.

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

     The management of a typical unit consists of one general manager and between two and four supporting managers depending upon unit revenue. Each general manager is responsible for the unit's day-to-day operations and is required to follow the Company's established operating procedures and standards. Each entertainment restaurant location also employs a staff of hourly employees, many of whom are part-time personnel. Unit management personnel participate in an eight-week training program which focuses on various aspects of the unit's operations and customer service. Working in concert with general managers, the Company's senior management team participates in an incentive cash bonus program. Awards under the incentive plan are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. Senior management regularly visits the Fox and Hound and Bailey's locations and meets with the respective management teams to ensure compliance with the Company's strategies and standards of quality.

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

PURCHASING

     The Company's management negotiates directly with suppliers for most food and beverage products to ensure uniform quality, adequate supplies, and to obtain competitive prices. Food and supplies are shipped directly to the entertainment restaurant locations, although invoices for purchases are forwarded to a central location for payment. Due to the experience of the Company's senior management in the restaurant business, the Company has been and expects to continue to be able to purchase most of its restaurant equipment directly from equipment manufacturers. The Company has not experienced any significant delays in receiving supplies or equipment.

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

ACCOUNTING AND ADMINISTRATIVE SERVICES

     On July 17, 1997, the Company entered into a services agreement with Coulter Enterprises, Inc., a company owned by Jamie B. Coulter, the Company's former Chairman of the Board, for certain accounting and administrative services. The fixed annual charge, which was pro rated for 1997, was $94,000 and the per unit per 28-day period fee was $426. For fiscal year 1998 and through February 28, 1999, the fixed annual charge was $194,500 and the per unit per 28-day accounting period fee was $466, plus reimbursement of all direct out-of-pocket costs and expenses. The increase in the fixed charge was due to an increase in the number of entertainment restaurants operated by the Company.

     On March 1, 1999, the Company simultaneously terminated the services agreement with Coulter Enterprises, Inc. and entered into a three-year services agreement with Franchise Services Company ("FSC") for certain accounting and administrative services. The per unit per 28-day accounting fee is at a maket rate with no fixed annual charge and is to remain fixed for the entire three-year agreement. At the conclusion of the three-year agreement FSC, the Company may satisfy its accounting and administrative needs by hiring employees directly.

COMPETITION

     The entertainment and restaurant industries are highly competitive. There are a large number of restaurants and entertainment businesses that compete directly and indirectly with the Company. The Company competes with restaurants primarily on the basis of quality of food and service, ambiance and location and competes with sports bars and entertainment complexes on the basis of entertainment quality, ambiance and location. Competition for sales in the entertainment and restaurant industries is intense. While the Company believes its entertainment restaurant units are distinctive in design and operating concept, it is aware of competitors that operate with similar concepts. Many of the Company's existing and potential competitors are well-established and have significantly greater financial, marketing and other resources than does the Company. In addition to other entertainment and restaurant companies, the Company competes with numerous businesses for suitable locations for its units. The legalization of casino gambling in geographic areas near any entertainment restaurant location operated by the Company could also create the possibility for entertainment alternatives that could have a material adverse effect on the Company's business.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

     As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Significant numbers of the Company's personnel are paid at rates related to the federal minimum wage which is currently $5.15 per hour. Accordingly, increases in the minimum wage will increase the company's labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

GOVERNMENT REGULATION

     The Company's entertainment restaurant locations are subject to numerous federal, state and local laws affecting health, sanitation, safety and Americans with Disabilities Act accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each location has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each location has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale, purchasing, and inventory control. The failure of a location to obtain or retain liquor or food service licenses would have a material adverse effect on the Company's operations. In order to reduce this risk, each location is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.


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

     The development and construction of additional locations will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of the company's personnel are paid at rates related to the federal minimum wage which is currently $5.15 per hour. Accordingly, increases in the minimum wage will increase the Company's labor costs.

     A portion of the Company's revenues is derived from the use and operation of video gaming machines. There can be no assurance that any future regulations or legislation will not limit, restrict or eliminate the use or operation of video gaming machines.

TRADEMARKS

     The Company has federally registered its "Fox and Hound" and "Bailey's Sports Grille" service marks. The Company's "7 Bailey's Sports Grille" and "Serious Fun 7 Bailey's Sports Grille" design marks are also federally registered. The Company regards its service and design marks as having significant value and as being an important factor in the marketing of its entertainment restaurant concept. The Company is aware of names and marks similar to the service marks of the Company that are used by other persons in certain geographic areas. The Company believes such uses will not have a material adverse effect on the Company as either the Bailey's or Fox and Hound tradenames may be used if either name is unavailable. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

EMPLOYEES

     As of December 29, 1998, the Company employed approximately 1,500 persons, three of whom are executive officers, four of whom are multi-unit supervisors, 118 of whom are entertainment restaurant unit management personnel and the remainder of whom are hourly entertainment restaurant personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

ITEM 2.   PROPERTIES
          ----------

     All of the Company's units are located in leased space with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Initial lease terms range from three to five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, and some leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors" operating cost. See "Business-Locations."

     The Company's executive offices are located at 9300 E. Central, Suite 100, Wichita, Kansas 67206. The Company believes there is sufficient office space available at favorable leasing terms in the Wichita, Kansas area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 29, 1998.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          -----------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

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

                                                    BID PRICES
            FISCAL YEAR 1997                 HIGH               LOW
            ----------------                 ----               ---
            Third Quarter (1)               11-1/4             8-1/4
            Fourth Quarter                   9                 4-1/2

            FISCAL YEAR 1998
            ----------------
            First Quarter                    7                 4-1/2
            Second Quarter                  7-5/8              4-3/8
            Third Quarter                   4-5/8              2-1/4
            Fourth Quarter                  4-5/8              2-1/2


------------------------
(1) The Company's Common Stock commenced trading on July 18, 1997.

HOLDERS

      As of March 19, 1999, there were 128 holders of record of the Company's Common Stock.

DIVIDENDS

      The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

SALE OF UNREGISTERED SECURITIES

 (c) The following unregistered securities were issued by the Company during the sixteen weeks ended December 29, 1998:

                                                                              Number of Shares
                                                   Description of           Sold/Issued/Subject       Offering/Exercise
                 Date Of Sale/issuance            Securities Issued        To Options Or Warrants     Price Per Share
                 ---------------------            -----------------        ----------------------     ---------------
                September 9, 1998               Common Stock Options                12,121                $4.125

                September 9, 1998               Common Stock Options                12,121                $4.125

                October 9, 1998                 Common Stock Options                14,286                $3.500

                October 22, 1998                Common Stock Options                17,391                $2.875

                October 22, 1998                Common Stock Options                17,391                $2.875

                October 28, 1998                Common Stock Options                16,327                $3.063

                November 2, 1998                Common Stock Options                18,182                $2.750

                November 4, 1998                Common Stock Options                17,391                $2.875

                November 4, 1998                Common Stock Options                17,391                $2.875

                November 5, 1998                Common Stock Options                13,793                $3.625

                November 7, 1998                Common Stock Options                13,793                $3.625

                November 22, 1998               Common Stock Options                17,391                $2.875

                December 20, 1998               Common Stock Options                18,182                $2.750

                December 23, 1998               Common Stock Options                17,021                $2.938


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

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data of the Company and its predecessors should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for the Company for the 52 weeks ended December 29, 1998 and period from February 7, 1997 through December 30, 1997, the historical income statement data for F&H Restaurant Corp. ("FHRC") for the period from January 1, 1997 through February 20, 1997, the historical income statement data for Fox & Hound Entertainment and Restaurant Group ("FHERG") for the fiscal years ended December 31, 1996, 1995 and 1994, the balance sheet data for the Company as of December 29, 1998 and December 30, 1997, and the balance sheet data for FHERG as of December 31, 1996, 1995 and 1994 are derived from the Company's and its predecessors' audited financial statements. The table also sets forth the pro forma income statement data for the Company as if the Exchange had occurred on January 1, 1996. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not purport to be indicative of the consolidated results of operations that would have occurred had the Exchange occurred at January 1, 1996, or which may be expected to occur in the future.

                                                                     Historical
                                  -----------------------------------------------------------------------
                                                                      F&H              Fox & Hound                 The Company
                                           The Company            Restaurant        Entertainment and                Pro Forma
                                  ----------------------------       Corp.          Restaurant Group           --------------------
                                      52 Weeks   46 Weeks And   -------------   -------------------------           Year Ended
                                       Ended     5 Days Ended   51 Days Ended    Year Ended December 31,       Dec. 30,    Dec. 31,
                                  Dec. 29, 1998  Dec. 30, 1997  Feb. 20, 1997   1996      1995       1994        1997        1996
                                  -------------  -------------  -------------   ----      ----       ----        ----        ----

                                                              (In thousands, except per share data)
INCOME STATEMENT DATA:

Net sales                              $ 34,114    $ 16,163      $    858   $  5,507    $  2,618    $    730    $ 18,557   $ 14,844
Costs and expenses:
   Cost of sales                          9,429       4,287           245      1,721         824         246       4,912      4,177
   Operating expenses                    15,586       7,142           393      2,759       1,390         456       8,281      6,747
   Depreciation and amortization          2,875         939            35        311         224          90       1,052        855
                                       --------    --------      --------   --------    --------    --------    --------   --------
Entertainment and restaurant costs
   and expenses                          27,890      12,368           673      4,791       2,439         792      14,245     11,779
                                       --------    --------      --------   --------    --------    --------    --------   --------
Entertainment and restaurant
   operating income                       6,224       3,795           185        716         179         (62)      4,312      3,065
General and administrative expenses       2,609       1,794            36        296          70          21       2,014        915
Goodwill amortization                       244         210            24       --          --          --           242        237
                                       --------    --------      --------   --------    --------    --------    --------   --------
Income (loss) from operations             3,371       1,791           125        420         109         (83)      2,056      1,913
Other income (expense)                      (70)        266            63        (56)        (13)         (1)        370        656
                                       --------    --------      --------   --------    --------    --------    --------   --------
Income (loss) before provision for
   income taxes                           3,301       1,525            62        364          96         (84)      1,686      1,257
Provision for income taxes                1,221         545            11       --          --          --           605        471
Minority interest                          --          --              34       --          --          --          --         --
                                       --------    --------      --------   --------    --------    --------    --------   --------
Net income (loss)                      $  2,080    $    980      $     17   $    364    $     96    $    (84)   $  1,081   $    786
                                       ========    ========      ========   ========    ========    ========    ========   ========

Basic and diluted net income per share $    .20    $    .11                                                     $    .12   $    .10
                                       ========    ========                                                     ========   ========

Weighted number of shares outstanding    10,415       9,182                                                        9,062      8,000
                                       ========    ========                                                     ========   ========

                                                                             Historical
                                             -------------------------------------------------------------------------
                                                                                                 Fox & Hound
                                                                                              Entertainment and
                                                         The Company                          Restaurant Group
                                             --------------------------------      -----------------------------------
                                               December 29,      December 30,              Year Ended December 31,
                                                   1998              1998            1996           1995          1994
                                             --------------    --------------      ---------      ---------    -------
                                                                           (In thousands)
BALANCE SHEET DATA:

Working capital (deficit)                        $   (947)       $  4,579       $   (554)       $   (447)     $    (44)

Total assets                                       41,284          23,224          2,520           2,638         1,346

Long-term debt, including current portion          11,815            --              696             759           198

Stockholders'/partners' equity                     23,736          21,665          1,564           1,559         1,012


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

GENERAL

      The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

      The Company began operations February 20, 1997 with three Fox and Hound and eight Bailey's entertainment restaurant locations, and opened three Fox and Hound and two Bailey's entertainment restaurant locations during the year ended December 30, 1997 and opened thirteen Fox and Hound and three Bailey's entertainment restaurant locations during the year ended December 29, 1998.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurant opens. Effective December 30, 1998, pre-opening costs will be expensed as incurred.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales and other selected operating data.


                                                                   Historical                    Pro Forma
                                                                   ----------          ------------------------------
                                                                                    Year Ended(1)
                                                                   --------------------------------------------------
                                                                   Dec. 29,             Dec. 30,             Dec. 31,
                                                                     1998                 1997                 1996
                                                                   --------             --------             --------
INCOME STATEMENT DATA:
     Net sales                                                       100.0%              100.0%              100.0%
     Costs and expenses:
         Cost of sales                                                27.6                26.4                28.1
         Operating expenses                                           45.7                44.6                45.4
         Depreciation and amortization                                 8.4                 5.7                 5.8
                                                                   --------            --------            --------
         Restaurant costs and expenses                                81.7                76.7                79.3
                                                                   --------            --------            --------
         Restaurant operating income                                  18.3                23.3                20.7
         General and administrative                                    7.6                10.8                 6.2
         Goodwill amortization                                         0.7                 1.3                 1.6
                                                                   --------            --------            --------
     Income from operations                                           10.0                11.2                12.9
         Other income, principally interest                            0.2                 0.6                 0.2
         Interest expense                                             (0.4)               (2.7)               (4.6)
                                                                   --------            --------            --------
     Income before provision for income taxes                          9.8                 9.1                 8.5
     Provision for income taxes                                        3.6                 3.3                 3.2
                                                                   --------            --------            --------
     Net income                                                        6.2%                5.8%                5.3%
                                                                   ========            ========            ========


RESTAURANT OPERATING DATA:
     Number of locations at end of period                               32                  16                  11
     Number of store operating weeks (2)                             1,085                 644                 516
     Annualized average weekly sales per location (3)             $  1,634            $  1,492            $  1,491

--------------------------------------

      (1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.
      (2) Store operating weeks represents the number of full weeks all locations were open during the period.
      (3) Annualized average weekly sales per location are computed by dividing net sales for full weeks open during the period by the number of store operating weeks and multiplying the result by fifty-two.

THE COMPANY

      Fifty-two Weeks Ended December 29, 1998 (Historical) Compared to Fifty-two Weeks Ended December 30, 1997 (Pro Forma)

      Net sales increased $15,557,000 (83.8%) for the fifty-two weeks ended December 29, 1998 to $34,114,000 from $18,557,000 in the fifty-two weeks ended December 30, 1997, which is principally attributable to a 68.5% increase in store operating weeks (1,085 versus 644) and 9.5% increase in average unit volumes ($1,634,000 versus $1,492,000). However, same store sales decreased 0.9% for the fifty-two weeks ended December 29, 1998.

      Costs of sales, primarily food and beverages, increased $4,517,000 (91.9%) for the fifty-two weeks ended December 29, 1998 to $9,429,000 from $4,912,000 in the fifty-two weeks ended December 30, 1997, and such expenses increased as a percentage of sales from 26.4% to 27.6%. This increase is attributable to a higher food & beverage sales mix.

      Restaurant operating expenses for the fifty-two weeks ended December 29, 1998 increased $7,305,000 (88.2%) to $15,586,000 from $8,281,000 in the fifty-two weeks ended December 30, 1997, and such expenses increased as a percentage of net sales to 45.7% from 44.6%. This increase was mainly attributable to additional labor required during the first few months after a new unit opens as well as the additional labor required by the higher food & beverage sales.

      Depreciation and amortization increased $1,823,000 (173.4%) for the fifty-two weeks ended December 29, 1998 to $2,875,000 from $1,052,000 in the fifty-two weeks ended December 30, 1997, principally reflecting the depreciation and preopening amortization relating to the opening of sixteen new restaurants since December 1997.

      General and administrative expenses increased $595,000 (29.6%) for the fifty-two weeks ended December 29, 1998 to $2,609,000 from $2,014,000 in the fifty-two weeks ended December 30, 1997, and such expenses decreased as a percentage of net sales from 10.8% to 7.6%. The decrease reflects the effect of leveraging the general and administrative expenses against higher sales.

      Other income, principally interest, decreased $59,000 (45.1%) for the fifty-two weeks ended December 29, 1998 to $70,000 from $129,000 in the fifty-two weeks ended December 30, 1997. This decrease was a result of the utilization of the remaining net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering").

      Interest expense decreased $359,000 for the fifty-two weeks ended December 29, 1998 to $140,000 from $499,000 in the fifty-two weeks ended December 30, 1997. All debt was repaid in July 1997 from the net proceeds of the Initial Public Offering and the Company began borrowing to fund additional unit development in July 1998.

      The effective income tax rate for the fifty-two weeks ended December 29, 1998 was 37.0% and the effective pro forma income tax rate for the fifty-two weeks ended December 30, 1997 was 35.9%. This increase was primarily due to the impact of higher tax exempt interest income earned during 1997 as compared to 1998.

THE COMPANY (PRO FORMA)

      Fifty-two   Weeks  Ended  December  30,  1997  (Pro  Forma)   Compared  to
Fifty-three Weeks Ended December 31, 1996 (Pro Forma)

      Net sales increased $3,713,000 (25.0%) for the fifty-two weeks ended December 30, 1997 to $18,557,000 from $14,844,000 in the fifty-three weeks ended December 31, 1996, which is principally attributable to $2,327,000 in sales from the five new locations opened since December 1996. Same store sales increased 2.7% for the fifty-two weeks ended December 30, 1997.

      Costs of sales, primarily food and beverages, increased $735,000 (17.6%) for the fifty-two weeks ended December 30, 1997 to $4,912,000 from $4,177,000 in the fifty-three weeks ended December 31, 1996, and such expenses decreased as a percentage of sales from 28.1% to 26.4%. This decrease is attributable to improved control procedures and a new menu implemented during the first quarter of 1997.

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

      General and administrative expenses increased $1,098,000 (120.0%) for the fifty-two weeks ended December 30, 1997 to $2,014,000 from $915,000 in the fifty-three weeks ended December 31, 1996, and such expenses increased as a percentage of net sales from 6.2% to 10.8%. The increase reflects the management fee paid to Coulter Enterprises prior to the Initial Public Offering and the additional corporate infrastructure added during the first quarter of 1997 to enable the Company to rapidly develop additional units.

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

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

      As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Although a large number of the Company's restaurant personnel are paid at the federal minimum wage level, the majority of personnel are tipped employees, and therefore, recent as well as future minimum wage changes are likely to have very little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

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

      On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, interest taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Facility were used for restaurant development. As of December 29, 1998, the Company had borrowed $11,815,000 under the Facility. The Company is in compliance with all debt covenants.

      Cash flows from operations were $4,364,000 and purchases of property and equipment were $19,759,000 for the 52 weeks ended December 29, 1998.

      The Company intends to open up to eight entertainment restaurant locations in 1999 (five of which were opened during the first quarter of 1999) and between 10 to 12 locations in 2000.

The Company expects to expend approximately $12.0 million to open new locations over the next 12 months.

      The Company believes the funds available from the Facility and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

      The Company utilizes and is dependent upon computer systems and software to conduct its business. In 1997, the Company initiated a review and assessment of all hardware and software to confirm they will function properly in the year 2000. The systems and software include those developed and maintained by FSC in-house computer department as well as purchased software which is run on in-house computer systems, including POS systems and back-of-house systems in the units. The systems and software utilized by FSC are believed to be Year 2000 compliant. The Company is currently undergoing an upgrade of its POS and back-of-house systems to allow for a seamless interface with its home office accounting systems. Certain back-of-house applications which were not Year 2000 compliant will be made compliant as part of this upgrade. This upgrade is expected to be completed by the end of the second quarter, at which time all systems and software are expected to be Year 2000 compliant. The total cost of this upgrade including updating the hardware and software as well as training costs is expected to be between $150,000 and $200,000.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 project. In the event the Company does not complete any aditional phases, the Company might be unable to process transactional and financial reporting information. In addition, disruption in the economy generally resulting from the year 2000 issued could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. Th eamount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, amont other actions, manual workarounds and adjusting staffing agencies.

FORWARD LOOKING STATEMENTS

  This report contains certain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, potential increases in food and liquor costs, competition and the inability to find suitable new locations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

      Interest Rate Risk

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 7.76% for the year ended December 29, 1998. The following table presents the quantitative interest rate risks at December 29, 1998:

                                                       Principal Amount By Expected Maturity
                                  -----------------------------------------------------------------------------
                                                                    (In thousands)                                     Fair
                                                                                              There-                  Value
      (DOLLARS IN THOUSANDS)     1999      2000         2001        2002           2003        After       Total     12/29/98
      ----------------------     ----      ----         ----        ----           ----        -----       -----      --------

Variable rate debt               --        --        $   591      $ 3,702      $  3,979      $ 3,542     $11,815     $11,815
Average Interest Rate-
     1/2% below prime            7.25%     7.25%        7.25%        7.25%         7.25%       7.25%




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

      See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

      The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

      The information required by this Item 12 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

      The information required by this Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          --------------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

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

                   (2)  Exhibits

                                           INDEX TO EXHIBITS
                      Exhibit
                      Number                      Exhibit
                      ------                      -------

                     *2.1 Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp., Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey's Sports Grille, Inc. and Certain Limited Partners of N. Collins Entertainment, Ltd., 505 Entertainment, Ltd., Midway Entertainment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

                     *3.1     Certificate of Incorporation of the Registrant.

                   *3.1.1 Amendment to the Certificate of Incorporation of the Registrant.

                     *3.2     By-laws of the Registrant.

                     *4.1     Specimen  Certificate of the  Registrant's  Common
                              Stock.

                    *10.1 Form of Services Agreement between the Registrant and Coulter Enterprises, Inc.

                 **10.1.1     Amendment  to  Services   Agreement   between  the
                              Registrant and Coulter Enterprises, Inc., dated February 8, 1998.

                    *10.2     Form   of   Employment   Agreement   between   the
                              Registrant and Gary M. Judd.

                    *10.3     Form   of   Employment   Agreement   between   the
                              Registrant and James K. Zielke.

                    *10.4 Form of 1997 Incentive and Nonqualified Stock Option Plan of the Registrant.

                    *10.5 Form of 1997 Directors' Stock Option Plan of the Registrant.

                    *10.6 Form of Indemnification Agreement for officers and directors of the Registrant.

                    *10.7 Confidentiality and Non-Competition Agreement among F&H Dallas, L.P., Midway Entertainment, Ltd., N. Collins Entertainment, Ltd., 505 Entertainment, Ltd. and Jamie B. Coulter, dated December 6, 1996.

                    *10.8     Non-Competition,        Confidentiality        and
                              Non-Solicitation Agreement between the Registrant and Dennis L. Thompson, dated February 20, 1997.

                    *10.9     Non-Competition,        Confidentiality        and
                              Non-Solicitation Agreement between the Registrant and Thomas A. Hager, dated February 20, 1997.

                   *10.10 Lease by and between Real Alchemy, I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

                   *10.11 First Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

                   *10.12     Amendment  to Lease by and between Real Alchemy I,
                              L.P.  and  Midway   Entertainment,   Ltd.,   dated
                              December 6, 1996.

                   *10.13 Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

                   *10.14 Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

                  ***21.1     Subsidiaries of Registrant.

                  ***24.1 Powers of Attorney (included on the signature page of this Form 10-K).

                  ***27.1     Financial Data Schedule.

      (b)         Reports on Form 8-K filed in the fourth quarter of 1998:  none


           *      Incorporated  by  reference  to  the  Company's   Registration
                  Statement  on  Form  S-1,  as  amended  (Commission  File  No.
                  333-23343).
          **      Incorporated  by reference to the Company's  Form 10-K for the fiscal year ended December 30, 1997.
         ***      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 29th day of March 1999.


                                         TOTAL ENTERTAINMENT RESTAURANT CORP.
                                                      (Registrant)



                                                   /s/ James K. Zielke
                                         ---------------------------------------
                                                     James K. Zielke
                                                Chief Financial Officer,
                                            Treasurer, Secretary and Director
                                             (principal accounting officer)

                                   SIGNATORIES

Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints James K. Zielke his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                      DATE
          ---------                       -----                      ----



    /s/ Dennis L. Thompson       Co-Chairman of the Board       March 29, 1999
------------------------------
      Dennis L. Thompson



   /s/ Stephen P. Hartnett       Co-Chairman of the Board       March 29, 1999
------------------------------
     Stephen P. Hartnett



  /s/ Steven M. Johnson          Chief Executive Officer and    March 29, 1999
------------------------------
      Steven M. Johnson                   Director
                                (principal executive officer)


       /s/ Gary M. Judd           President and Director        March 29, 1999
------------------------------
         Gary M. Judd



     /s/ James K. Zielke         Chief Financial Officer,       March 29, 1999
------------------------------
       James K. Zielke             Treasurer, Secretary
                                       and Director
                                (principal accounting officer)

   /s/ Thomas A. Hager                  Director                 March 29, 1999
------------------------------
     Thomas A. Hager



  /s/ C. Wells Hall, III                Director                 March 29, 1999
------------------------------
    C. Wells Hall, III



    /s/ E. Gene Street                  Director                 March 29, 1999
------------------------------
      E. Gene Street

   /s/ John D. Harkey, Jr.
------------------------------          Director                 March 29, 1999
   John D. Harkey, Jr.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
TOTAL ENTERTAINMENT RESTAURANT CORP.
Report of Independent Auditors----------------------------------------------F-2
Consolidated Balance Sheets as of December 29, 1998
      and December 30, 1997-------------------------------------------------F-3
Consolidated Statements of Income for the year ended
      December 29, 1998 and the period from February 7, 1997
      (Inception) through December 30, 1997 --------------------------------F-5
Consolidated Statements of Stockholders' Equity for the year ended December 29, 1998 and the period from February 7, 1997 (Inception) through December 30, 1997----------------F-6
Consolidated Statements of Cash Flows for the year ended
      December 29, 1998 and the period from February 7, 1997
      (Inception) through December 30, 1997---------------------------------F-7
Notes to Consolidated Financial Statements----------------------------------F-9

F & H RESTAURANT CORP.
Report of Independent Auditors----------------------------------------------F-21
Consolidated Balance Sheet as of December 31, 1996--------------------------F-22 Consolidated Statements of Income for the period from
      January 1, 1997 through February 20, 1997 and for the period from November 4, 1996 (Inception) through December 31, 1996---------------------------------------------F-24
Consolidated Statements of Stockholders' Equity for the period from January 1, 1997 through February 20, 1997 and for the period from November 4, 1996 (Inception) through December 31, 1996----------------F-25
Consolidated Statements of Cash Flows for the period from January 1, 1997 through February 20, 1997 and for the period from November 4, 1996 (Inception) through December 31, 1996---------------------------------------------F-26
Notes to Consolidated Financial Statements----------------------------------F-27

FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
Report of Independent Auditors----------------------------------------------F-33
Combined Balance Sheet as of December 31,1996-------------------------------F-34
Combined Statement of Income for the Year Ended December 31, 1996-----------F-36 Combined Statement of Partners' Equity for the Year
      Ended December 31, 1996-----------------------------------------------F-37
Combined Statement of Cash Flows for the Year Ended December 31, 1996-------F-38 Notes to Combined Financial Statements--------------------------------------F-39

All financial statement schedules have been omitted since the required information is not present.

                         Report of Independent Auditors


The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated balance sheets of Total Entertainment Restaurant Corp. as of December 29, 1998 and December 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 29, 1998 and the period from February 7, 1997 (Inception) through December 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Restaurant Corp. at December 29, 1998 and December 30, 1997, and the consolidated results of its operations and its cash flows for the year ended December 29, 1998 and the period from February 7, 1997 (Inception) through December 30, 1997, in conformity with generally accepted accounting principles.


                                             /S/ ERNST & YOUNG LLP

March 22, 1999
Wichita, Kansas

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 29,   DECEMBER 30,
                                                         1998           1997
                                                    ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                        $   945,861    $ 1,220,598
   Marketable securities, available for sale               --        3,315,056
   Inventories                                          854,686        396,758
   Preopening costs, net                              1,789,740        386,402
   Deferred income taxes                                106,408        156,571
   Prepaid expenses                                     662,747        350,324
                                                    --------------------------
Total current assets                                  4,359,442      5,825,709

Property and equipment:
   Land                                                 600,000        600,000
   Buildings                                            655,795        655,795
   Leasehold improvements                            19,175,677      6,018,499
   Equipment                                         11,922,806      4,980,541
   Furniture and fixtures                             2,633,742      1,225,981
                                                    --------------------------
                                                     34,988,020     13,480,816
   Less accumulated depreciation and amortization     2,830,656        898,735
                                                    --------------------------
Net property and equipment                           32,157,364     12,582,081

Other assets:
   Goodwill, net of accumulated amortization of
    $489,633 ($245,471 at December 30, 1997)          4,393,621      4,637,784
   Other assets                                         374,007        178,695
                                                    --------------------------
Total other assets                                    4,767,628      4,816,479
                                                    --------------------------

Total assets                                        $41,284,434    $23,224,269
                                                    ==========================

                                                                        DECEMBER 29,               DECEMBER 30,
                                                                            1998                       1997
                                                                      --------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                      $ 3,384,159              $    765,728
   Accounts payable - affiliates                                              11,451                    24,646
   Sales tax payable                                                         282,151                    33,391
   Accrued payroll                                                           465,519                   154,693
   Accrued income taxes                                                      358,583                         -
   Other accrued liabilities                                                 804,257                   268,290
                                                                      --------------------------------------------
Total current liabilities                                                  5,306,120                 1,246,748


Notes payable                                                             11,815,000                         -
Deferred income taxes                                                        427,537                   312,450

Commitments                                                                        -                         -

Stockholders' equity:
   Preferred stock, $.10 par value, 2,000,000 shares
     authorized; none issued                                                       -                         -
   Common stock, $.01 par value; 20,000,000 shares
     authorized; 10,415,000 shares issued
     and outstanding                                                         104,150                   104,150
   Additional paid-in capital                                             20,571,178                20,580,764
   Retained earnings                                                       3,060,449                   980,157

                                                                      --------------------------------------------
Total stockholders' equity                                                23,735,777                21,665,071
                                                                      --------------------------------------------

Total liabilities and stockholders' equity                               $41,284,434               $23,224,269
                                                                      ============================================


                 See notes to consolidated financial statements

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                 PERIOD FROM
                                                                                               FEBRUARY 7, 1997
                                                                      YEAR ENDED             (INCEPTION) THROUGH
                                                                   DECEMBER 29, 1998          DECEMBER 30, 1997
                                                                  ----------------------------------------------------
Sales:
Food and beverage                                                         $30,009,876                 $13,509,874
Entertainment and other                                                     4,103,743                   2,652,783
                                                                  ----------------------------------------------------
   Total net sales                                                         34,113,619                  16,162,657

Cost and expenses:
   Cost of sales                                                            9,428,645                   4,287,185
   Entertainment and restaurant operating expenses                         15,585,758                   7,141,800
   Depreciation and amortization                                            2,875,262                     939,160
                                                                  ----------------------------------------------------
Entertainment and restaurant costs and expenses                            27,889,665                  12,368,145
                                                                  ----------------------------------------------------
Entertainment and restaurant operating income                               6,223,954                   3,794,512

General and administrative expenses:
   Related parties                                                            320,599                     337,140
   Other                                                                    2,288,663                   1,456,684
Goodwill amortization                                                         244,163                     209,539
                                                                  ----------------------------------------------------
Income from operations                                                      3,370,529                   1,791,149
Other income (expense):
   Other income (principally interest income)                                  70,914                     129,011
   Interest expense:
      Related parties                                                               -                     (27,315)
      Other                                                                  (140,376)                   (367,960)
                                                                  ----------------------------------------------------
Income before provision for income taxes                                    3,301,067                   1,524,885
Provision for income taxes                                                  1,220,775                     544,728
                                                                  ----------------------------------------------------
Net income                                                                $ 2,080,292                $    980,157
                                                                  ====================================================
Basic and diluted earnings per share                                      $      0.20                $       0.11
                                                                  ====================================================

                 See notes to consolidated financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Common Stock
                                                      ----------------------------     Additional
                                                                                         Paid-in          Retained
                                                          Number         Amount          Capital          Earnings          Total
                                                      ------------------------------------------------------------------------------
Balance at February 7,
   1997 (inception)                                        8,000     $         80     $        920     $       --      $      1,000
   Common stock canceled                                  (8,000)             (80)              80             --              --
   Shares issued to acquire
      restaurant companies                             8,000,000           80,000        1,449,390             --         1,529,390
   Shares issued - initial public
      offering                                         2,415,000           24,150       19,130,374             --        19,154,524
   Net income                                               --               --               --            980,157         980,157
                                                      ------------------------------------------------------------------------------
Balance at December 30, 1997                          10,415,000          104,150       20,580,764          980,157      21,665,071
   Additional initial public offering
      expenses                                              --               --             (9,586)            --            (9,586)
   Net income                                               --               --               --          2,080,292       2,080,292
                                                      ------------------------------------------------------------------------------
Balance at December 29, 1998                          10,415,000     $    104,150     $ 20,571,178     $  3,060,449    $ 23,735,777
                                                      =============================================================================


                 See notes to consolidated financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Period From
                                                                                                           February 7, 1997
                                                                             Year Ended December 29,      (Inception) Through
                                                                                       1998                  December 30,
                                                                                                                 1997
                                                                             -------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $    2,080,292             $     980,157
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                     1,917,027                   638,598
      Amortization                                                                     1,202,398                   510,101
      Deferred taxes                                                                     165,250                    77,284
      Net change in operating assets and liabilities:
         Accounts receivable - affiliate                                                       -                    20,774
         Accounts receivable                                                                   -                    56,702
         Inventories                                                                    (457,928)                 (122,644)
         Preopening costs                                                             (2,343,896)                 (399,640)
         Other current assets                                                           (312,423)                 (150,307)
         Other assets                                                                   (212,989)                 (236,649)
         Accounts payable                                                                851,460                   620,515
         Accounts payable - affiliates                                                   (13,195)                 (104,404)
         Accrued liabilities                                                           1,487,527                   (66,932)
                                                                             -------------------------------------------------
Net cash provided by operating activities                                              4,363,523                 1,823,555

INVESTING ACTIVITIES
Purchases of property and equipment                                                  (19,758,730)               (6,358,118)
Cash of companies acquired in Exchange                                                         -                   720,029
Purchase of marketable securities                                                              -                (7,465,056)
Proceeds from sale of marketable securities                                            3,315,056                 4,150,000
                                                                             -------------------------------------------------
Net cash used in investing activities                                                (16,443,674)               (8,953,145)

FINANCING ACTIVITIES
   Proceeds from revolving note payable to bank                                       11,815,000                10,835,695
   Payment of revolving note payable to bank                                                   -               (10,835,695)
   Payment of dividends payable to certain predecessor stockholders                            -                (1,675,332)
   Payment of notes payable to affiliates                                                      -                  (233,000)
   Payment of notes payable to banks                                                           -                (4,366,933)
   Payment of notes payable to stockholders                                                    -                (4,530,071)
   Net (expenses) proceeds from issuance of common stock                                  (9,586)               19,154,524
                                                                             -------------------------------------------------
Net cash provided by financing activities                                             11,805,414                 8,349,188

Net (decrease) increase in cash and cash equivalents                                    (274,737)                1,219,598
Cash and cash equivalents at beginning of period                                       1,220,598                     1,000
                                                                             =================================================
Cash and cash equivalents at end of period                                        $      945,861              $  1,220,598
                                                                             =================================================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                   PERIOD FROM
                                                                                                FEBRUARY 7, 1997
                                                                  YEAR ENDED DECEMBER 29,      (INCEPTION) THROUGH
                                                                            1998                  DECEMBER 30,
                                                                                                      1997
                                                                 ------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $   194,801                 $458,971
Cash paid for income taxes                                                    561,600                  547,812

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY
Additions to property and equipment in accounts
   payable at year end                                                     $1,733,580            $           -




                 See notes to consolidated financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Total Entertainment Restaurant Corp. (the Company) was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous stock exchange transactions and issued an aggregate of 8,000,000 shares of its common stock for all the common stock of Bailey's Sports Grille, Inc., all the common stock of F&H Restaurant Corp. and the remaining 25% minority interest in Fox & Hound Entertainment and Restaurant Group (collectively, the "Exchange"). The Exchange among the Company and F&H Restaurant Corp. was accounted for as a business combination using the purchase method of accounting. For accounting purposes, F&H Restaurant Corp. was deemed to be the acquiring corporation since, on completion of the Exchange, its former stockholders controlled 50% of the Company. Accordingly, the assets and liabilities of F&H Restaurant Corp. were recorded by the Company on the acquisition date using their historical amounts.

The Exchange among the Company and the owners of the remaining 25% of Fox & Hound Entertainment and Restaurant Group and the owners of Bailey's Sports Grille, Inc. was also accounted for using the purchase method of accounting. The operations of the Company effectively commenced on February 20, 1997, and include the operating results of the companies acquired in the Exchange from that date. The acquired assets and liabilities assumed have been recorded at their estimated fair values at the Exchange date, with exception of F&H Restaurant Corp. which was recorded at historical costs as described previously. The Exchange resulted in goodwill of approximately $4,740,000, including approximately $3,448,000 previously recorded by F&H Restaurant Corp. in its acquisition of its 75% partnership interest in the Fox & Hound Entertainment and Restaurant Group. The purchase price allocation to the assets and liabilities acquired in the Exchange is summarized as follows:

         Assets acquired:
            Current assets                                $  1,498,276
            Property and equipment                           7,039,719
            Goodwill and other assets                        4,789,911
                                                       -------------------
                                                            13,327,906
         Less assumed liabilities:
            Current liabilities                                822,428
            Dividends payable to certain
               predecessor stockholders                      1,675,332
            Notes payable to stockholder                     4,530,071
            Notes payable to affiliates                        233,000
            Notes payable to banks                           4,366,933
            Deferred taxes                                     170,752
                                                       ===================
         Net assets acquired                              $  1,529,390
                                                       ===================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


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

The following supplemental proforma information for the 52 weeks ended December 30, 1997 presents the combined results of operations of the Company as though the Exchange had occurred at January 1, 1997. The proforma information is unaudited and not necessarily indicative of the results of the Company had the Exchange occurred at such date.

          Revenues                               $18,557,115
          Net income                              $1,081,192
          Basic net income per share                   $0.12

As of December 29, 1998, the Company owned and operated 32 entertainment and restaurant locations under the Fox and Hound English Pub & Grille (Fox & Hound), Bailey's Sports Grille and Bailey's Pub & Grille (Bailey's) brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and late-night dining alternatives in a single location. The Company's entertainment restaurant locations appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox & Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. As of December 29, 1998, the Company owned and operated 19 Fox & Hounds and 13 Bailey's in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. The Company operates in one business segment.

The company has a 52/53 week fiscal year ending on the last Tuesday in December.

2. SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The   accompanying   financial   statements   include  the   accounts  of  Total
Entertainment   Restaurant   Corp.  and  its  wholly-owned   subsidiaries.   All
significant intercompany accounts have been eliminated.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o      Cash and Cash Equivalents

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

o      Concentration of Credit Risk

The Company's financial instruments exposed to credit risk consist primarily of cash and marketable securities. The Company places its cash with high credit financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit.

o      Marketable securities

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

o      Pre-opening Costs

Labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants are capitalized until the restaurant is open and then amortized over the subsequent 12 months. Accumulated amortization was $1,515,356 and $137,023 at December 29, 1998 and December 30, 1997,
respectively.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities, requiring the costs related to pre-opening activities to be expensed as incurred. The Company will adopt the new pronouncement effective December 30, 1998. The cumulative effect of the accounting change will be $1,789,740.

o      Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Buildings and leasehold improvements are amortized on the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the assets which range from 5 to 30 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to seven years.

o      Goodwill

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

o      Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the periods ended December 29, 1998 and December 30, 1997, were $489,929 and $179,737, respectively.

o      Accounting for Stock-Based Compensation

In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options with grant prices equal to the fair value of the Company's common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented in Note 6.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997




2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

o      Earnings per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which was adopted by the Company during 1997. The Company has changed the method previously used to compute earnings per share and restated all prior period amounts. Statement No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. The impact of Statement No. 128 on the calculation of basic and diluted earnings per share over primary and fully diluted earnings per share for these period is not material.

o      Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, establishing new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 had no impact on the Company's net income or shareholders' equity.

o      Segment Reporting

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information requiring disclosure of certain information about reportable operating segments. As the Company operates in only one segment, adoption of this statement in 1998 had no impact on the Company's financial statements.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


3. INITIAL PUBLIC OFFERING

On July 17, 1997, the Company completed an initial public offering of 2,415,000 shares of its common stock at an offering price of $9.00 per share. Total net proceeds to the Company from the offering, after deducting commissions and offering costs were $19,144,938.

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

5. REVOLVING NOTE PAYABLE

On February 24, 1997, the Company borrowed approximately $10,800,000 under a $12,000,000 revolving line of credit with Intrust Bank, N.A., Wichita, Kansas. The proceeds from the borrowing were used to retire certain indebtedness assumed in connection with the Exchange, including all notes payable to affiliates, notes payable to banks and dividends payable to certain predecessor stockholders representing substantially all of the undistributed S Corporation earnings attributable to such stockholders prior to the Exchange. The line of credit was retired upon completion of the Company's initial public offering in July 1997.

On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past fifty-two weeks. The note is secured by substantially all assets of the Company. The note restricts the ability of the Company to pay dividends. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in The Wall Street Journal (7.25% at December 29, 1998). Proceeds from the Facility were used for restaurant development. As of December 29, 1998, the Company had borrowed $11,815,000 under the Facility.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


5. REVOLVING NOTE PAYABLE (CONTINUED)

The following represents future maturities of the note:

                   2001                 $     591,346
                   2002                     3,701,662
                   2003                     3,979,132
                   Thereafter               3,542,860
                                        =================
                   Total                  $11,815,000
                                        =================

6. STOCK OPTIONS

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

o        1997 Incentive and Nonqualified Stock Option Plan

         In March 1997, the Board of Directors adopted a stock option plan providing for incentive and nonqualified stock options pursuant to which up to 1,500,000 shares of common stock will be available for issuance. The Plan covers the former Chairman of the Board, certain officers and key employees. Options granted have a vesting period of five years and a life of ten years.

o        Directors' Stock Option Plan

         In March 1997, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 150,000 shares of common stock will be available for issuance.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 5.0% to 5.3%; no dividend yields; volatility factor ranging from .344 to .800; and a weighted-average expected life of the option of 5 years.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


6. STOCK OPTIONS (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                               December 29,     December 30,
                                                  1998             1997
                                              --------------    ------------
   Pro forma net income                           $1,719,143       $838,152
   Pro forma earnings per share:
      Basic                                            $0.17          $0.09
      Diluted                                          $0.17          $0.09
   Weighted average fair value of options
      granted during the year                          $2.56          $3.45

A summary of the Company's stock option activity and related information for the periods ended December 29, 1998 and December 30, 1997, respectively, follows:

                                                             December 29, 1998                        December 30, 1997
                                                 -------------------------------------------------------------------------
                                                       Weighted                             Weighted
                                                        Average                              Average
                                                       Exercise                             Exercise
                                                         Price          Options               Price              Options
                                                 -------------------------------------------------------------------------
Outstanding beginning of period                     $   8.87            812,746            $--                    --
   Granted                                              3.80            432,584                8.89            829,414
   Exercised                                         --                    --               --                    --
   Canceled                                            (6.30)          (115,929)              (9.00)           (16,668)
                                                                                           =====            ==========
Outstanding end of period                           $   7.19          1,129,401            $   8.87            812,746
                                                                                           =====            ==========

As of December 29, 1998, the Company's outstanding options have a weighted average remaining contract life of 8.9 years and exercise prices ranging from $2.75 to $9.00. There were 150,650 options exercisable at December 29, 1998 and no options exercisable at December 30, 1997.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997


7. RELATED PARTY TRANSACTIONS

The Company utilized an affiliate to provide certain accounting, computer, and administrative services during 1998 and 1997. The Company incurred fees of $320,599 and $337,140 related to these services for the periods ended December 29, 1998 and December 30, 1997, respectively.

Additionally, the Company paid interest to a certain stockholder in the amount of $27,315 for the period ended December 30, 1997 related to a note payable acquired in the Exchange.

8. LEASES

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 1999 and 2007. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. Total rental expense for the periods ended December 29, 1998 and December 30, 1997, were $1,564,399 and $846,330, respectively, of which $241,892 and $229,218, respectively, were paid to a related party. There were no contingent rentals during 1998 or 1997.

As of December 29, 1998, future minimum lease payments under noncancelable operating leases with initial terms in excess of one year for each of the next five years and thereafter total $15,126,576 (1999 - $3,220,517; 2000 -
$3,516,301;  2001  -  $2,858,019;  2002 -  $2,672,661;  2003  -  1,996,002;  and
thereafter - $1,223,076).

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997



9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                                1998                 1997
                                                                                           ---------------------------------
              Numerator
              Net income                                                                   $    2,080          $      980
                                                                                           =================================

              Denominator
                 Denominator for basic earnings per
                    share - weighted-average shares                                            10,415               9,182

              Effect of dilutive securities:
                 Employee stock options                                                            21                --
                                                                                           ---------------------------------

              Dilutive potential common shares
                 Denominator for diluted earnings per share - adjusted
                    weighted-average shares and assumed conversions                            10,436               9,182
                                                                                           =================================

              Basic earnings per common share                                              $     0.20          $     0.11
                                                                                           =================================
              Diluted earnings per common share                                            $     0.20          $     0.11
                                                                                           =================================


10. INCOME TAXES

The Company's provision for income taxes consists of the following:

                                                                                            December 29,      December 30,
                                                                                               1998               1997
                                                                                            ------------------------------
            Current:
               Federal                                                                      $  836,853         $  378,051
               State                                                                           218,672             89,393
                                                                                            -----------------------------
            Total Current                                                                    1,055,525            467,444
            Deferred:
               Federal                                                                         137,563             64,165
               State                                                                            27,687             13,119
                                                                                            -----------------------------
            Total Deferred                                                                     165,250             77,284
                                                                                            =============================
            Total income tax expense                                                        $1,220,775         $  544,728
                                                                                            =============================


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997

10. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 29, 1998 and December 30, 1997, are as follows:

                                                                   December 29,             December 30,
                                                                      1998                     1997
                                                           -----------------------------------------------
             Deferred tax assets:
                Preopening and organization costs                  $   78,406              $149,151
                Vacation                                               39,309                16,456
                Other                                                  38,828                18,034
                                                           -----------------------------------------------
                Total deferred tax assets                             156,543               183,641
                                                           -----------------------------------------------

                Deferred tax liabilities:
                Property and equipment                                334,042               235,587
                Goodwill                                              118,171               103,933
                Other                                                  25,458                     -
                                                           -----------------------------------------------
             Total deferred tax liabilities                           477,672               339,520
                                                           ===============================================
             Net deferred tax liabilities                            $321,129              $155,879
                                                           ===============================================

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

                                                                                DECEMBER 29,                   DECEMBER 30,
                                                                                    1998                           1997
                                                                            ------------------------------------------------------
                                                                            AMOUNT           RATE          AMOUNT          RATE
                                                                            ------------------------------------------------------
       Income tax expense at federal statutory rate                          $1,122,363     34.0%           $518,460        34.0%
       State income taxes, net of federal benefit                               141,616      4.3              65,418         4.3
       Tax credits                                                              (92,565)    (2.8)            (59,151)       (3.9)
       Other items, net, none of which individually exceeds 5% of federal
          taxes at statutory rates                                               49,361      1.5              20,001         1.3
                                                                            ======================================================
       Actual income tax expense                                             $1,220,775     37.0%           $544,728        35.7%
                                                                            ======================================================

11. MARKETABLE SECURITIES

The Company's marketable securities (primarily bonds and commercial paper from municipalities) are classified as available-for-sale securities. As of December 30, 1997, the cost and estimated fair market value of these securities was $3,315,056. There have been no realized or unrealized gains and losses recorded on these securities for 1998 and 1997. Interest income during 1998 and 1997 were $70,035 and $115,806, respectively. All of the securities have a maturity date of less than one year.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 29, 1998 AND DECEMBER 30, 1997

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

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


                                        /S/ ERNST & YOUNG LLP

March 25, 1998
Wichita, Kansas

                             F & H RESTAURANT CORP.

                           CONSOLIDATED BALANCE SHEET


                                                                DECEMBER 31,
                                                                    1996
                                                              ----------------

ASSETS

Current assets:

   Cash and cash equivalents                                     $  254,463
   Accounts receivable - affiliates                                  28,343
   Accounts receivable                                                5,003
   Inventories                                                       92,455
   Deferred taxes                                                    47,289
   Other current assets                                              25,758
                                                                 ----------
Total current assets                                                453,311

Property and equipment:

   Leasehold improvements                                         1,150,312
   Equipment                                                        821,295
   Furniture and fixtures                                           151,416
                                                                 ----------
                                                                  2,123,023
   Less accumulated depreciation and amortization                    19,302
                                                                 ----------
                                                                  2,103,721
Other assets:

   Goodwill, net of accumulated amortization of $11,776           3,436,290
   Other assets                                                      15,760
                                                                 ----------
Total other assets                                                3,452,050
                                                                 ----------

Total assets                                                     $6,009,082
                                                                 ==========

                                                                                                 December 31,
                                                                                                    1996
                                                                                                 ------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Note payable to stockholder                                                                   $1,500,000
   Notes payable to affiliates                                                                      233,000
   Amounts due to sellers                                                                         3,030,071
   Accounts payable                                                                                  66,363
   Accounts payable - affiliates                                                                     15,128
   Accrued liabilities:
      Sales tax payable                                                                              70,057
      Accrued payroll                                                                                69,298
      Insurance                                                                                      29,765
      Other                                                                                          61,672
   Current maturities - long-term debt                                                              463,465
                                                                                                 ----------
   Total current liabilities                                                                      5,538,819

Deferred income taxes                                                                                67,057
Minority interest                                                                                   390,214
Commitments                                                                                            --

Stockholders' equity
   Common stock, no par value; 1,000 shares authorized,
     issued and outstanding
                                                                                                      1,000
   Retained earnings                                                                                 11,992

                                                                                                 ----------
Total stockholders' equity                                                                           12,992
                                                                                                 ----------

Total liabilities and stockholders' equity                                                       $6,009,082
                                                                                                 ==========



                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Period From         Period From
                                                            January 1, 1997      November 4, 1996
                                                                 Through       (Inception) Through
                                                            February 20, 1997    December 31, 1996
                                                            ---------------------------------------

Net sales                                                        $ 858,312             $ 384,522

Cost and expenses:
   Cost of sales                                                   245,371               115,725
   Entertainment and restaurant operating expenses                 392,967               185,430
   Depreciation and amortization                                    58,688                27,179

                                                            ---------------------------------------
Entertainment and restaurant costs and expenses                    697,026               328,334
                                                            ---------------------------------------
Entertainment and restaurant operating income                      161,286                56,188

General and administrative expenses:
   Related parties                                                  30,187                15,797
   Other                                                             5,647                 4,337
                                                            ---------------------------------------
Income from operations                                             125,452                36,054
Other income (expense):
   Other income                                                         64                 4,775
   Interest expense:
      Related parties                                              (63,250)              (12,256)
      Other                                                           --                  (3,427)
                                                            ---------------------------------------
Income before income taxes and minority interest                    62,266                25,146
Provision for income taxes                                          10,440                 3,181
Minority interest                                                   34,428                 9,973

                                                            =======================================
Net income                                                       $  17,398             $  11,992
                                                            =======================================

                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          Common Stock
                                             ----------------------------------------
                                                                                             Retained
                                                       Number             Amount             Earnings             Total
                                             -------------------------------------------------------------------------------

Balance at November 4, 1996
   (inception)                                               -          $        -       $          -        $         -
   Issuance of common stock                              1,000               1,000                  -              1,000
   Net income                                                -                   -             11,992             11,992
                                             -------------------------------------------------------------------------------
Balance at December 31, 1996                             1,000               1,000             11,992             12,992
   Net income                                                -                   -             17,398             17,398
                                             -------------------------------------------------------------------------------
Balance at February 20, 1997                             1,000              $1,000            $29,390            $30,390
                                             ===============================================================================



                 See notes to consolidated financial statements.

                             F & H RESTAURANT CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     PERIOD FROM         PERIOD FROM NOVEMBER 4,
                                                                               JANUARY 1, 1997 THROUGH   1996 (INCEPTION) THROUGH
                                                                                  FEBRUARY 20, 1997         DECEMBER 31, 1996
                                                                            -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $    17,398             $    11,992
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                                      58,688                  31,156
      Deferred taxes                                                                      7,199                   1,809
      Minority interest in income of subsidiaries                                        34,428                   9,973
      Net change in operating assets and liabilities:
         Accounts receivable                                                            (21,767)                  7,041
         Inventories                                                                      5,695                    (414)
         Other current assets                                                           (47,505)                 11,562
         Other assets                                                                    11,192                    --
         Accounts payable                                                                66,618                 (20,926)
         Accrued liabilities                                                            (59,205)                  5,026
                                                                             ------------------------------------------
Net cash provided by operating activities                                                72,741                  57,219
INVESTING ACTIVITIES
   Payment for purchase of interest in Fox & Hound
    Entertainment and Restaurant Group,
      net of cash acquired                                                                 --                (1,327,925)
   Purchases of property and equipment                                                     --                    (7,517)
   Proceeds from sale of property and equipment                                           2,963                    --
   Other                                                                                   --                    (1,000)
                                                                             ------------------------------------------
Net cash provided by (used in) investing activities                                       2,963              (1,336,442)
FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                              --                     1,000
   Proceeds from notes payable - stockholder                                               --                 1,500,000
   Payment of note receivable - partner                                                    --                    42,322
   Net proceeds from short term note payable to affiliate                             5,232,515                    --
   Payment of notes payable - stockholder                                            (1,500,000)                   --
   Payment of notes payable - affiliates                                               (233,000)                   --
   Payment of amounts due to sellers                                                 (3,030,071)                   --
   Payment of long-term debt                                                           (463,465)                 (9,636)
                                                                             ------------------------------------------
Net cash provided by financing activities                                                 5,979               1,533,686
                                                                             ------------------------------------------
Net increase in cash and cash equivalents                                                81,683                 254,463
Cash and cash equivalents at beginning of period                                        254,463                    --
                                                                             ==========================================
Cash and cash equivalents at end of period                                          $   336,146             $   254,463
                                                                             ==========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $    29,989             $    11,628


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

The acquisition was accounted for as a purchase and, accordingly, the acquired underlying assets and liabilities were recorded at their estimated fair values at the date of acquisition. The acquisition resulted in goodwill of approximately $3,448,000 which is being amortized over 20 years. The purchase price allocation to the assets and liabilities acquired was as follows:

            Assets acquired
               Current assets                                      $   388,913
               Property and equipment                                2,115,506
               Goodwill and other assets                             3,504,158
                                                               ----------------
                  Total assets acquired                              6,008,577
                                                               ----------------

            Liabilities assumed
               Current liabilities                                     520,191
               Long-term debt (including current portion)              473,101
               Other                                                    66,049
                                                               ----------------
                  Total liabilities assumed                          1,059,341
                                                               ----------------

            Net assets acquired                                      4,949,236
            Minority interest                                          380,241
                                                               ================
               Total purchase price allocated                       $4,568,995
                                                               ================

2. SIGNIFICANT ACCOUNTING POLICIES

       Consolidation

The accompanying financial statements include the accounts of FHRC and its majority-owned subsidiaries. All significant intercompany accounts have been eliminated.

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

O      Cash and Cash Equivalents

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

                                                                     353,407
                                                                     -------
       Less current portion                                          463,465
                                                                     463,465
                                                                     -------
                                                                           -
                                                                     =======

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

Remaining minimum lease payments under operating leases in effect at December 31, 1996, are as follows:

                               Related           Unrelated
        Fiscal Year            Parties            Parties          Total
        -------------         --------------------------------------------------

        1997                   $193,416            $36,132       $229,548
        1998                    178,416             36,132        214,548
        1999                    178,416             10,588        189,004
        2000                    163,548                  -        163,548

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                           Period From         Period From
                                         January 1, 1997    November 4, 1996
                                             Through             Through
                                        February 20, 1997   December 31, 1996
                                     ----------------------------------------

         Current:
            Federal                      $  3,109               $   318
            State                             132                 1,054
                                     ----------------------------------------
               Total current                3,241                $1,372
         Deferred:
            Federal                         6,393                 1,206
            State                             806                   603
                                     ----------------------------------------
               Total deferred               7,199                 1,809
                                     ========================================
         Total income tax expense         $10,440                $3,181
                                     ========================================


Significant components of FHRC's deferred tax assets and liabilities at December 31, 1996, are as follows:

         Deferred tax assets:
            Other assets                                      $47,289

         Deferred tax liabilities:
            Property and equipment                                889
            Goodwill and other assets                          66,168
                                                         -------------
                                                               67,057
                                                         =============
         Net deferred tax liabilities                         $19,768
                                                         =============

                             F & H RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES (CONTINUED)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the actual income tax expense for the periods ended February 20, 1997 and December 31, 1996, respectively, is:


                                                                        Period From                      Period From
                                                                        January 1,                       November 4,
                                                                        1997 Through                     1996 Through
                                                                      February 20, 1997                December 31, 1996
                                                             -----------------------------------------------------------------
                                                                    Amount         Rate            Amount           Rate
                                                             -----------------------------------------------------------------
Income tax expense at federal statutory rate                      $  9,465          34%         $  5,158               34%
State income taxes, net of federal benefit                           1,194           4             1,077                4
Tax credits                                                         (2,366)         (8)           (2,581)             (10)
Effect of graduated tax rates                                         --          --              (1,386)             (19)
Other                                                                2,147           8               913                4
                                                             =================================================================
Actual income tax expense                                         $ 10,440          38%         $  3,181               21%
                                                             =================================================================

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

                         Report of Independent Auditors


The Partners
Fox & Hound Entertainment and Restaurant Group

We have audited the accompanying combined balance sheet of Fox & Hound Entertainment and Restaurant Group as of December 31, 1996, and the related combined statement of income, partners' equity and cash flows for the period ended December 31, 1996. These financial statements are the responsibility of the Fox & Hound Entertainment and Restaurant Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Fox & Hound
Entertainment and Restaurant Group at December 31, 1996, and the combined results of its operations and its cash flows for the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP

March 10, 1997
Wichita, Kansas

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                             COMBINED BALANCE SHEET


                                                     DECEMBER 31,
                                                         1996
                                                   --------------

ASSETS

Current assets:
   Cash and cash equivalents                          $  252,229
   Accounts receivable                                     5,003
   Accounts receivable - affiliates                       27,343
   Inventories                                            92,455
   Other current assets                                   25,758
                                                  --------------
Total current assets                                     402,788

Property and equipment:
   Leasehold improvements                              1,252,445
   Equipment                                           1,048,438
   Furniture and fixtures                                186,232
                                                  --------------
                                                       2,487,115
   Less accumulated depreciation and amortization        383,394
                                                  --------------
                                                       2,103,721
Other assets                                              13,720
                                                  --------------
Total assets                                          $2,520,229
                                                  ==============

                                                      December 31,
                                                          1996
                                                    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - partners                            $   233,000
   Accounts payable                                         66,363
   Accrued liabilities:
      Sales and gross receipts tax payable                  70,057
      Payroll and related expenses                          69,298
      Insurance                                             29,765
      Other                                                 24,363
   Current maturities - long-term debt                     463,465
                                                    -----------------
   Total current liabilities                               956,311


Commitments                                                      -

Partners' equity                                         1,563,918
                                                    -----------------


Total liabilities and partners' equity                  $2,520,229
                                                    =================





                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                          COMBINED STATEMENT OF INCOME

                                                                   Year Ended
                                                                 December 31,
                                                                     1996
                                                               ---------------

Net sales                                                        $5,506,697

Cost and expenses:
   Cost of sales                                                  1,721,088
   Entertainment and restaurant operating expenses                2,759,146
   Depreciation and amortization                                    310,512

                                                               ---------------
Entertainment and restaurant costs and expenses                   4,790,746
                                                               ---------------
Entertainment and restaurant operating income                       715,951

General and administrative expenses:
   Related parties                                                  225,600
   Other                                                             70,416
                                                               ---------------
Income from operations 419,935 Other income (expense):
   Other income                                                      23,370
   Interest expense:
      Related parties                                               (18,945)
      Other                                                         (59,868)
                                                               ---------------
                                                                    (55,443)
                                                               ---------------
Net income                                                       $  364,492
                                                               ===============


                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                     COMBINED STATEMENT OF PARTNERS' EQUITY


                                                      Note                            Total
                                                  Receivable          Partners'      Partners'
                                                    Partner           Equity         Equity
                                                -------------------------------------------------

            Balance at December 31, 1995               (50,000)       1,609,426       1,559,426
               Partners' distributions                       -         (410,000)       (410,000)
               Proceeds from note receivable            50,000                -          50,000
               Net income                                    -          364,492         364,492
                                                =================================================
            Balance at December 31, 1996           $         -       $1,563,918      $1,563,918
                                                =================================================


                   See notes to combined financial statements.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP

                        COMBINED STATEMENT OF CASH FLOWS


                                                                   Year Ended
                                                                   December 31,
                                                                      1996
                                                                   ------------
OPERATING ACTIVITIES
Net income                                                         $ 364,492
Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and  amortization                                 310,512
      Net change in operating assets and
      liabilities:
         Accounts receivable                                           7,689
         Inventories                                                 (16,737)
         Preopening costs                                               --
         Other current assets                                         18,350
         Accounts payable                                             62,016
         Accrued liabilities                                          12,280
                                                                   ------------
Net cash provided by operating activities                            758,602

INVESTING ACTIVITIES
   Purchases of property and equipment                              (371,212)
   Other                                                               7,195
                                                                   ------------
Net cash used in investing activities                               (364,017)

FINANCING ACTIVITIES
   Capital contributions                                              50,000
   Proceeds from long-term debt                                         --
   Proceeds from note payable - partner                               70,000
   Payment of long-term debt                                        (132,875)
   Partner distributions                                            (410,000)
                                                                   ------------
Net cash used in financing activities                               (422,875)
Net decrease in cash and cash equivalents                            (28,290)
Cash and cash equivalents at beginning of period                     280,519
                                                                   ============
Cash and cash equivalents at end of period                         $ 252,229
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                             $  79,118


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

           Entity                                             Store Opening Date
           ---------------------------------------------------------------------
           Midway Entertainment, Ltd.                         November 30, 1995
           505 Entertainment , Ltd.                           September 10, 1994
           North Collins Entertainment, Ltd.                  August 29, 1994

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

Leasehold improvements are amortized on the straight-line method over the lesser of the maximum life of the lease or 20 years, or the estimated useful lives of the assets. Equipment and furniture and fixtures are depreciated using the straight-line method over seven years, which is

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the estimated useful life of the assets. Depreciation expense incurred for the year ended December 31, 1996 was approximately $128,900.

0      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

0      Pre-opening Costs

Labor costs and costs of hiring and training personnel and certain other costs relating to opening new entertainment restaurant locations are capitalized until the entertainment restaurant location is open and then amortized over the subsequent 12 months. Accumulated amortization related to such entertainment restaurant locations was approximately $237,800.

0      Income Taxes

The entities comprising FHERG are limited partnerships and are taxed as such pursuant to the Internal Revenue Code and are not individually subject to federal or state income taxes because their taxable income or loss accrues to the individual partners or members. Accordingly, the accompanying combined financial statements do not include a provision for income taxes.

2. NOTES PAYABLE

At December 31, 1995, FHERG had an available line of credit with a bank of up to $450,000. Interest was payable on the outstanding balance at the bank's base rate plus 2%. Borrowings under the line of credit were guaranteed by several partners of FHERG. The note matured in May 1996 and was refinanced with an installment loan with the bank (see Note 3). Notes payable to partners represents notes to certain partners totaling $233,000 at December 31, 1996. These notes are payable on demand and accrue interest at 10%.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

3. LONG-TERM DEBT

Long-term debt at December 31, 1996 consisted of the following:

   Installment loan to bank, payable in varying monthly payments including interest at the bank's base rate plus 2% (10.25% at December 31, 1996), due September 1999, secured by leasehold improvements and restaurant equipment and a guarantee from a general partner.

                                                                     $110,058

   Installment loan to bank payable in varying monthly payments including interest at the bank's base rate plus 1.5% (11.25% at December 31,1996), due September 2000, secured by leasehold improvements and restaurant equipment and a guarantee from several partners

                                                                      353,407
                                                                      -------
   Less current portion                                               463,465
                                                                      463,465
                                                                      -------
                                                                            -
                                                                      =======

In connection with the acquisition of FHERG as described in Note 8, the installment notes payable were refinanced with a short-term note payable to Total Entertainment Restaurant Corp. Accordingly, the installment notes payable have been classified as current portion of long-term debt.

4. RELATED PARTY TRANSACTIONS

FHERG   utilizes   certain   affiliates   to   provide   accounting,   computer,
administrative services and certain management services. The Company incurred fees of $225,600 related to these services for fiscal year 1996.

5. LEASES

FHERG leases two entertainment restaurant locations from affiliates and another from a third party. These leases are noncancelable operating leases having terms expiring between 1999 and 2000. The leases have renewal clauses of 5 to 20 years, exercisable at the option of the lessee. FHERG also leases various office, entertainment and restaurant equipment under noncancelable operating leases having terms from one to three years. Total rental expense for the year ended December 31, 1996 was $306,280, including $260,400 involving related parties.

                 FOX & HOUND ENTERTAINMENT AND RESTAURANT GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


5. LEASES (CONTINUED)

Remaining minimum lease payments under operating leases in effect at December 31, 1996, are as follows:

                                   Related      Unrelated
        Fiscal Year                Parties      Parties          Total
        -----------                ---------------------------------------------

        1997                       $193,416       $36,132      $229,548
        1998                        178,416        36,132       214,548
        1999                        178,416        10,588       189,004
        2000                        163,548             -       163,548

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents and all debt instruments, approximates fair value.

7. EXCHANGE TRANSACTION

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