Form 10-Q
period 1999-03-23
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1999-05-07
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                            Commission file number
       March 23, 1999                                           000-22753

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)



         Delaware                                             52-2016614
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                            9300 East Central Avenue
                                    Suite 100
                              Wichita, Kansas 67206
               (Address of principal executive offices) (Zip code)

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

                                                            [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at May 7, 1999
Common Stock, $.01 par value                           10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets at
     March 23, 1999 and December 29, 1998                                    2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     March 23, 1999 and March 24, 1998                                       3

     Condensed Consolidated Statements of
     Cash Flows for the twelve weeks ended
     March 23, 1999 and March 24, 1998                                       4

     Notes to Condensed Consolidated
     Financial Statements                                                    5

Item 2. Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                   6

Item 3. Quantitative and Qualitative
     Disclosures About Market Risk                                          11

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                               11

Item 6. Exhibits and Reports on Form 8-K                                    12

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                              March 23, 1999     December 29, 1998
                                                              --------------     -----------------


                                     ASSETS

Current assets:
    Cash and cash equivalents                                    $ 2,417,189           $   945,861
    Inventories                                                    1,033,108               854,686
    Pre-opening costs - net                                              --              1,789,740
    Other current assets                                             619,324               769,155
                                                                 -----------           -----------
       Total current assets                                        4,069,621             4,359,442

Property and equipment:
    Land                                                             600,000               600,000
    Buildings                                                        655,795               655,795
    Leasehold improvements                                        21,026,003            19,175,677
    Equipment                                                     12,959,919            11,922,806
    Furniture and fixtures                                         3,078,261             2,633,742
                                                                 -----------           -----------
                                                                  38,319,978            34,988,020
    Less accumulated depreciation and amortization                 3,636,217             2,830,656
                                                                 -----------           -----------
                                                                  34,683,761            32,157,364

Other assets:
    Goodwill, net of accumulated depreciation                      4,337,276             4,393,621
    Deferred taxes                                                   234,667                   --
    Other assets                                                     378,076               374,007
                                                                 -----------           -----------
Total other assets                                                 4,950,019             4,767,628
                                                                 -----------           -----------
          Total assets                                           $43,703,401           $41,284,434
                                                                 ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $ 2,867,140           $ 3,666,310
    Accounts payable - affiliates                                     11,451                11,451
    Accrued payroll                                                  592,019               465,519
    Accrued income taxes                                             845,256               358,583
    Other accrued liabilities                                        980,479               804,257
                                                                 -----------           -----------
          Total current liabilities                                5,296,345             5,306,120


Notes payable                                                     14,955,000           $11,815,000
Deferred income taxes                                                    --                427,537
Stockholders' Equity:
    Preferred stock                                                      --                    --
    Common stock                                                     104,150               104,150
    Additional paid-in capital                                    20,571,178            20,571,178
    Retained earnings                                              2,776,728             3,060,449
                                                                 -----------           -----------
          Total stockholders' equity                              23,452,056            23,735,777
                                                                 -----------           -----------
          Total liabilities and stockholders' equity             $43,703,401           $41,284,434
                                                                 ===========           ===========

                             See accompanying notes.

                                       -2-


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Twelve weeks       Twelve weeks
                                                               ended              ended
                                                           Mar. 23, 1999      Mar. 24, 1998
                                                           -------------      -------------
Net sales:
    Food and beverage                                       $ 12,926,532       $  5,741,982
    Entertainment and other                                    1,456,987          1,032,601
                                                            ------------       ------------
       Total net sales                                        14,383,519          6,774,583
Costs and expenses:
    Costs of sales                                             3,959,097          1,785,313
    Restaurant operating expenses                              6,676,477          2,855,797
    Depreciation and amortization                                796,556            464,742
    Preopening expenses                                          431,822                --
                                                            ------------       ------------
Entertainment and restaurant costs and expenses               11,863,952          5,105,852
                                                            ------------       ------------
Entertainment and restaurant operating income                  2,519,567          1,668,731
General and administrative expenses                              893,662            566,856
Goodwill amortization                                             56,345             56,345
                                                            ------------       ------------
Income from operations                                         1,569,560          1,045,530

Other income (expense):
    Other income, principally interest                               --              32,174
    Interest expense                                            (230,171)              (178)
                                                            ------------       ------------
Income before income taxes                                     1,339,389          1,077,526
Provision for income taxes                                       495,574            398,685
                                                            ------------       ------------
Income before cumulative effect of a
    change in accounting principle                               843,815            678,841

Cumulative effect of change in
    accounting principle (net of income tax)                  (1,127,536)                 0
                                                            ------------       ------------
Net (loss) income                                           $   (283,721)      $    678,841
                                                            ============       ============

Basic (loss) earnings per share:
    Income before cumulative effect of a
       change in accounting principle                       $       0.08       $       0.07
    Cumulative effect of change in
       accounting principle (net of income tax)                    (0.11)               --
                                                            ------------       ------------
Basic (loss) earnings per share                             $      (0.03)      $       0.07
                                                            ============       ============

Diluted (loss) earnings per share:
    Income before cumulative effect of a
       change in accounting principle                       $       0.08       $       0.07
    Cumulative effect of change in
       accounting principle (net of income tax)                    (0.11)               --
                                                            ------------       ------------
Diluted (loss) earnings per share                           $      (0.03)      $       0.07
                                                            ============       ============


                             See accompanying notes.
                                       -3-

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                       Twelve weeks         Twelve weeks
                                                                      ended March 23,      ended March 24,
                                                                           1999                 1998
                                                                      --------------       --------------
Cash flows from operating activities:
   Net (loss) income                                                    $  (283,721)          $   678,841
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of change in accounting principle                 1,127,536                  --
       Depreciation and amortization                                         852,901              521,087
       Net change in operating assets and liabilities:
           Operating assets                                                  (44,423)            (239,446)
           Operating liabilities                                            (209,775)             551,954
                                                                      --------------       --------------
           Net cash provided by operating activities                       1,442,518            1,512,436

Cash flows from investing activities:
   Purchases of property and equipment                                    (3,111,190)            (894,292)
   Proceeds from sale of marketable securities                                   --             3,315,056
                                                                      --------------       --------------
           Net cash (used in) provided by investing activities            (3,111,190)           2,420,764

Cash flows from financing activities:
   Net proceeds from revolving note payable to bank                        3,140,000                  --
                                                                      --------------       --------------
           Net cash provided by financing activities                       3,140,000                  --
                                                                      --------------       --------------

           Net increase in cash and cash equivalents                       1,471,328            3,933,200

Cash and cash equivalents at beginning of period                             945,861            1,220,598
                                                                      --------------       --------------
Cash and cash equivalents at end of period                               $ 2,417,189          $ 5,153,798
                                                                      ==============       ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $   228,111          $       178
   Cash paid for income taxes                                                  8,900               34,100

Supplemental disclosure of non cash activity:
   Additions to property and equipment in accounts
     payable                                                             $   200,000          $       --

                             See accompanying notes.

                                       -4-


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation and Description of Business


     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1998 Form 10-K. The results of the twelve weeks ended March 23, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999.

2.   Stock Options

     During the twelve week period ended March 23, 1999, the Company granted to certain key employees stock options for 407,124 shares of Common Stock at exercise prices ranging from $2.8125 to $4.75 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company also granted to certain non-employee Directors stock options for 40,000 shares of Common Stock at exercise prices ranging from $3.375 to $4.3125 per share pursuant to its 1997 Directors Stock Option Plan.

3.   Earnings Per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 23, 1999 and March 24, 1998 were 10,415,000.

     For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 23, 1999 and March 24, 1998 was 10,551,333 and 10,425,158,
respectively.


4.   Recently Issued Accounting Standards

     The Company adopted Statement of Position 98-5, Reporting on Costs of Start-Up Activities, which requires that preopening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's current fiscal year. As a result of the adoption, the Company has begun to report preopening costs as part of its entertainment and restaurant operating expenses, which in turn will result in lower future amortization expense. The Company had amortized preopening costs over a one-year period following the opening of its restaurants. The cumulative effect of the change in accounting, which totaled $1,128,000 net of taxes or $0.11 per share, was recorded as a one-time charge in the Company's first quarter results.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement is effective for fiscal years beginning after June 15, 1999. As of March 23, 1999, the Company does not have any derivative instruments.



                      TOTAL ENTERTAINMENT RESTAURANT CORP.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of March 23, 1999, the Company owned and operated 37 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of March 23, 1999, the Company owned and operated 24 Fox and Hounds and 13 Bailey's located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of March 24, 1998, the Company owned and operated 7 Fox and Hounds and 10 Bailey's.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended March 23, 1999, food and non-alcoholic beverages were 34.9% of total sales, alcoholic beverages were 55.0% of total sales and entertainment and other were 10.1% of total sales. For the twelve weeks ended March 24, 1998, food and non-alcholic beverages were 28.4% of total sales, alcoholic beverages were 56.4% of total sales and entertainment and other were 15.2% of total sales.

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

Results of Operations
     The  following  table  sets  forth  for  the  periods   indicated  (i)  the
percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:


                                                                   Twelve Weeks Ended(1)
                                                                Mar. 23,          Mar. 24,
                                                                  1999              1998
Operating Statement Data:
     Net sales                                                    100.0%            100.0%
     Costs and expenses:
         Costs of sales.......................................     27.5              26.3
         Restaurant operating expenses........................     46.4              42.2
         Depreciation and amortization........................      5.6               6.9
         Preopening expenses..................................      3.0                --
                                                                  -----             -----

             Restaurant costs and expenses....................     82.5              75.4
                                                                  -----             -----

     Restaurant operating income..............................     17.5              24.6
     General and administrative expenses......................      6.2               8.4
     Goodwill amortization....................................      0.4               0.8
                                                                  -----             -----
     Income from operations...................................     10.9              15.4
     Other income, principally interest.......................      --                0.5
     Interest expense ........................................      1.6                --
                                                                  -----             -----

     Income before provision for income taxes and cumulative
         effect of a change in accounting principle...........      9.3              15.9
     Provision for income taxes ..............................      3.4               5.9
                                                                  -----             -----

     Income before cumulative effect of a change in
         accounting principle.................................      5.9              10.0
     Cumulative effect of change in accounting principle .....     (7.9)               --
                                                                  -----             -----

     Net (loss) income........................................     (2.0%)            10.0%
                                                                  =====             =====

Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location (2) ........  $ 1,819           $ 1,759
     Number of restaurants at end of the period...............       37                17


(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) Annualized average weekly sales per location are computed by dividing net sales for full weeks open during the period by the number of full weeks open and multiplying the result by fifty-two.


Twelve Weeks Ended March 23, 1999 Compared to Twelve Weeks Ended March 24, 1998

     Net sales increased $7,609,000 (112.3%) for the twelve weeks ended March 23, 1999 to $14,384,000 from $6,775,000 for the twelve weeks ended March 24, 1998, which is principally attributable to sales from the twenty new locations opened since April 1998. Same store sales decreased 6.7% in the twelve weeks ended March 23, 1999 compared to the twelve weeks ended March 24, 1998.

     Costs of sales, primarily food and beverages increased $2,174,000 (121.8%) for the twelve weeks ended March 23, 1999 to $3,959,000 from $1,785,000 in the twelve weeks ended March 24, 1998, and increased as a percentage of sales to 27.5% from 26.3%. This increase is principally attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

     Restaurant operating expenses increased $3,820,000 (133.8%) for the twelve weeks ended March 23, 1999 to $6,676,000 from $2,856,000 in the twelve weeks ended March 24, 1998, and increased as a percentage of net sales to 46.4% from 42.2%. Most of this increase is attributable to higher labor costs resulting from the increase in food sales mix, which has a higher labor cost compared to beverages and entertainment, and incremental labor in the five new locations opened during the twelve weeks ended March 23, 1999.

     Depreciation and amortization increased $332,000 (71.4%) for the twelve weeks ended March 23, 1999 to $797,000 from $465,000 in the twelve weeks ended March 24, 1998, and decreased as a percentage of sales to 5.6% from 6.9%. This percentage decrease is due principally to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening amortization expense included for the twelve weeks ended March 24, 1998 was 2.1% of sales.

     Preopening expenses incurred during the twelve week period ended March 23, 1999 was $432,000 or 3.0% of sales. This related to the opening of five new locations during the twelve weeks ended March 23, 1999.

     General and administrative expenses increased $327,000 (57.7%) for the twelve weeks ended March 23, 1999 to $894,000 from $567,000 in the twelve weeks ended March 24, 1998, and decreased as a percentage of sales to 6.2% from 8.4%. This percentage decrease reflects the leveraging of sales from the twenty new units added since April 1998. For fiscal 1998 and through February 28, 1999, certain accounting and administrative services were contracted from Coulter Enterprises, Inc. ("CEI"), a restaurant management services company owned by the Company's former Chairman of the Board, Jamie B. Coulter. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998 and through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period.

     On October 19, 1998, Lone Star Steakhouse & Saloon, Inc. ("Lone Star"), a restaurant company of which Mr. Coulter is chairman and CEO, purchased certain assets and assumed certain liabilities of CEI, including the former services agreement with the Company. From October 19, 1998 to February 28, 1999, such services were provided by Lone Star. Beginning March 1, 1999, these services were provided by Franchise Services Company ("FSC") at a market rate.

     Other income, principally interest, decreased $32,000 (100.0%) for the twelve weeks ended March 23, 1999 from $32,000 in the twelve weeks ended March 24, 1998. The interest earned during the twelve weeks ended March 24, 1998 was from the investment of the net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering"). The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $230,000 for the twelve weeks ended March 23, 1999 to $230,000. This increase reflects the borrowings made to fund additional unit development since July 1998.

     The effective income tax rate for the twelve weeks ended March 23, 1999 was 37.0% and the effective income tax rate for the twelve weeks ended March 24, 1998 was 37.0%.

Quarterly Fluctuations, Seasonality and Inflation

     As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Although a large number of the Company's restaurant personnel are paid at the federal minimum wage level, the majority of personnel are tipped employees, and therefore, recent as well as future minimum wage changes are likely to have little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

Liquidity and Capital Resources

     Cash flows from operations were $1,443,000, purchases of property and equipment were $3,111,000, and net proceeds from the revolving note payable to bank was $3,140,000 for the twelve week period ending March 23, 1999.

     At March 23, 1999, the Company had $2,417,000 in cash and cash equivalents. The Company intends to open up to eight new locations in 1999 (five of which were opened during the twelve week period ending March 23, 1999) and 10 to 12 locations in 2000. Three units are currently under non-binding letters of intent to lease with pending contingencies. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $12.0 million to open new locations over the next twelve months. In order to fund new unit development, the Company has entered into a $20 million line of credit with Intrust Bank, N.A. (the "Facility"), of which $5,045,000 is available at March 23, 1999.

     The Company believes the funds available from the Facility and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans as outlined above, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement is effective for fiscal years beginning after June 15, 1999. As of March 23, 1999 the Company does not have any derivative instruments.

Year 2000 Compliance

     The Company utilizes and is dependent upon computer systems and software to conduct its business. In 1997, the Company initiated a review and assessment of all hardware and software to confirm they will function properly in the year 2000. The systems and software include those developed and maintained by FSC in-house computer department as well as purchased software which is run on in-house computer systems, including POS systems and back-of-house systems in the units. The systems and software utilized by FSC are believed to be year 2000 compliant. The Company is currently undergoing an upgrade of its POS and back-of-house systems to allow for a seamless interface with FSC's accounting systems. Certain back-of-house applications which are not year 2000 compliant will be made compliant as part of this upgrade. This upgrade is expected to be completed by the end of the second quarter in 1999, at which time all systems and software are expected to be year 2000 compliant. The total cost of this upgrade, including updating the hardware and software as well as training costs is expected to be between $150,000 and $200,000.

     Management of the Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 project. In the event the Company does not complete any additional phases, the Company might be unable to process transactional and financial reporting information. In addition, disruptions in the economy generally resulting from the year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has contingency plans for certain applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, potential increases in food and liquor costs, competition and the inability to find suitable new locations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 7.25% for the twelve weeks ended March 23, 1999. The following table presents the quantitative interest rate risks at March 23, 1999:

                                                Principal Amount by Expected Maturity
                                    -----------------------------------------------------------
                                                           (In thousands)
                                                                                                     Fair
                                                                                There-              Value
(dollars in thousands)       1999       2000      2001      2002      2003      after     Total    3/23/99
----------------------     --------   --------  --------  --------  --------  --------  --------  --------
Variable rate debt              --         --       $748    $4,685    $5,037    $4,485   $14,955   $14,955
Average Interest Rate-
1/2% below prime              7.25%      7.25%      7.25%     7.25%     7.25%     7.25%



PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) The following unregistered securities were issued by the Company during the twelve weeks ended March 23, 1999:

                                                                     Number of Shares
                                       Description of              Sold/Issued/Subject          Offering/Exercise
        Date of Sale/Issuance          Securities Issued          to Options or Warrants         Price Per Share
        ---------------------          -----------------          ----------------------         ---------------

        December 30, 1998            Common Stock Options                 17,778                     $ 2.813
        January 1, 1999              Common Stock Options                 20,000                     $ 3.75
        January 1, 1999              Common Stock Options                 10,000                     $ 3.75
        January 6, 1999              Common Stock Options                 15,094                     $ 3.313
        January 7, 1999              Common Stock Options                 10,000                     $ 3.375
        January 7, 1999              Common Stock Options                 10,000                     $ 3.375
        January 11, 1999             Common Stock Options                 12,598                     $ 3.969
        January 13, 1999             Common Stock Options                 12,500                     $ 4.00
        January 14, 1999             Common Stock Options                 10,000                     $ 4.313
        January 14, 1999             Common Stock Options                 10,000                     $ 4.313
        February 1, 1999             Common Stock Options                 10,526                     $ 4.75
        February 10, 1999            Common Stock Options                 13,333                     $ 3.75
        February 10, 1999            Common Stock Options                 10,000                     $ 3.75
        February 10, 1999            Common Stock Options                 10,000                     $ 3.75
        February 10, 1999            Common Stock Options                 10,000                     $ 3.75
        February 10, 1999            Common Stock Options                 10,000                     $ 3.75

        February 10, 1999            Common Stock Options                 10,000                     $ 3.75
        February 10, 1999            Common Stock Options                 10,000                     $ 3.75
        February 10, 1999            Common Stock Options                 12,500                     $ 3.75
        February 10, 1999            Common Stock Options                 15,000                     $ 3.75
        February 10, 1999            Common Stock Options                 20,000                     $ 3.75
        February 10, 1999            Common Stock Options                 20,000                     $ 3.75
        February 10, 1999            Common Stock Options                 20,000                     $ 3.75
        February 10, 1999            Common Stock Options                 20,000                     $ 3.75
        February 10, 1999            Common Stock Options                 20,000                     $ 3.75
        February 10, 1999            Common Stock Options                 30,000                     $ 3.75
        February 10, 1999            Common Stock Options                 30,000                     $ 3.75
        February 21, 1999            Common Stock Options                 11,765                     $ 4.25
        March 1, 1999                Common Stock Options                 12,500                     $ 4.00
        March 19, 1999               Common Stock Options                 11,765                     $ 4.25
        March 19, 1999               Common Stock Options                 11,765                     $ 4.25

     All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan or to non-employee directors pursuant to the Directors Stock Option Plan. The options for employees have a vesting period of three to five years and a life of ten years and the options for non-employee directors have a vesting period of three years and a life of five years.

     The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
The following exhibits are filed as part of this report:
       Exhibit No.
           27........................................Financial Data Schedule

Reports on Form 8-K
           None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            Total Entertainment Restaurant Corp.
                                           (Registrant)


Date  May 7, 1999                           ------------------------------------
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

                                            Total Entertainment Restaurant Corp.
                                           (Registrant)

Date  May 7, 1999                           /s/ James K. Zielke
                                            ------------------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and    Treasurer
                                            (Duly Authorized Officer)