Form 10-Q
period 1999-06-15
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1999-07-30
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                           Commission file number
       June 15, 1999                                            000-22753

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             52-2016614
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

                                                          |X| Yes    |_| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 15, 1999
Common Stock, $.01 par value                             10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at
     June 15, 1999 and December 29, 1998                                     2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     June 15, 1999 and June 16, 1998                                         3

     Condensed Consolidated Statements of
     Operations for the twenty-four weeks ended
     June 15, 1999 and June 16, 1998                                         4

     Condensed Consolidated Statements of
     Cash Flows for the twenty-four weeks ended
     June 15, 1999 and June 16, 1998                                         5

     Notes to Condensed Consolidated
     Financial Statements                                                    6

Item 2.  Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                   7

Item 3.  Quantitative and Qualitative
     Disclosures About Market Risk                                          12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                              13

Item 4.  Submission of Matters to a Vote of Stockholders                    13

Item 6.  Exhibits and Reports on Form 8-K                                   14

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                         June 15,   December 29,
                                                          1999          1998
                                                       -----------  ------------
                      ASSETS

Current assets:
   Cash and cash equivalents                           $ 2,542,906   $   945,861
   Inventories                                             965,040       854,686
   Pre-opening costs - net                                    --       1,789,740
   Other current assets                                    667,033       769,155
                                                       -----------   -----------
      Total current assets                               4,174,979     4,359,442

Property and equipment:
   Land                                                    600,000       600,000
   Buildings                                               655,795       655,795
   Leasehold improvements                               21,023,319    19,175,677
   Equipment                                            13,005,705    11,922,806
   Furniture and fixtures                                3,118,241     2,633,742
                                                       -----------   -----------
                                                        38,403,060    34,988,020
   Less accumulated depreciation and amortization        4,116,984     2,830,656
                                                       -----------   -----------
                                                        34,286,076    32,157,364
Other assets:
   Goodwill, net of accumulated amortization             4,280,931     4,393,621
   Deferred taxes                                          234,667          --
   Other assets                                            376,398       374,007
                                                       -----------   -----------
Total other assets                                       4,891,996     4,767,628
                                                       -----------   -----------
        Total assets                                   $43,353,051   $41,284,434
                                                       ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $2,071,849    $3,666,310
   Accounts payable - affiliates                              --          11,451
   Accrued payroll                                         607,506       465,519
   Accrued income taxes                                    912,356       358,583
   Other accrued liabilities                               860,597       804,257
                                                       -----------   -----------
        Total current liabilities                        4,452,308     5,306,120


Notes payable                                           15,320,000   $11,815,000
Deferred income taxes                                         --         427,537
Stockholders' Equity:
   Preferred stock                                            --            --
   Common stock                                            104,150       104,150
   Additional paid-in capital                           20,571,178    20,571,178
   Retained earnings                                     2,905,415     3,060,449
                                                       -----------   -----------
        Total stockholders' equity                      23,580,743    23,735,777
                                                       -----------   -----------
        Total liabilities and stockholders' equity     $43,353,051   $41,284,434
                                                       ===========   ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Twelve weeks     Twelve weeks
                                                     ended            ended
                                                 June 15, 1999    June 16, 1998
                                                 --------------   --------------
Net sales:
   Food and beverage                              $ 11,501,979    $  4,883,221
   Entertainment and other                           1,294,438         820,524
                                                  ------------    ------------
      Total net sales                               12,796,417       5,703,745
Costs and expenses:
   Costs of sales                                    3,551,724       1,524,743
   Restaurant operating expenses                     6,876,297       2,593,687
   Depreciation and amortization                       861,505         489,867
                                                  ------------    ------------
Entertainment and restaurant costs and expenses     11,289,526       4,608,297
                                                  ------------    ------------
Entertainment and restaurant operating income        1,506,891       1,095,448
General and administrative expenses                  1,003,924         553,589
Goodwill amortization                                   56,345          56,345
                                                  ------------    ------------
Income from operations                                 446,622         485,514

Other income (expense):
   Other income, principally interest                     --            33,259
   Interest expense                                   (241,717)           --
                                                  ------------    ------------
Income before income taxes                             204,905         518,773
Provision for income taxes                              76,218         191,735
                                                  ------------    ------------
Net income                                        $    128,687    $    327,038
                                                  ============    ============

Basic earnings per share                          $       0.01    $       0.03
                                                  ============    ============

Diluted earnings per share                        $       0.01    $       0.03
                                                  ============    ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Twenty-four      Twenty-four
                                                  weeks ended      weeks ended
                                                 June 15, 1999    June 16, 1998
                                                 -------------    -------------

Net sales:
   Food and beverage                              $ 24,428,511    $ 10,625,203
   Entertainment and other                           2,751,425       1,853,125
                                                  ------------    ------------
      Total net sales                               27,179,936      12,478,328
Costs and expenses:
   Costs of sales                                    7,510,821       3,310,056
   Restaurant operating expenses                    13,984,596       5,449,484
   Depreciation and amortization                     1,658,061         954,609
                                                  ------------    ------------
Entertainment and restaurant costs and expenses     23,153,478       9,714,149
                                                  ------------    ------------
Entertainment and restaurant operating income        4,026,458       2,764,179
General and administrative expenses                  1,897,586       1,120,445
Goodwill amortization                                  112,690         112,690
                                                  ------------    ------------
Income from operations                               2,016,182       1,531,044

Other income (expense):
   Other income, principally interest                     --            65,433
   Interest expense                                   (471,888)           (178)
                                                  ------------    ------------
Income before income taxes                           1,544,294       1,596,299
Provision for income taxes                             571,792         590,420
                                                  ------------    ------------
Net income before cumulative effect of a
   change in accounting principle                      972,502       1,005,879

Cumulative effect of change in
   accounting principle (net of income tax)         (1,127,536)              0
                                                  ------------    ------------
Net (loss) income                                 $   (155,034)   $  1,005,879
                                                  ============    ============
Basic (loss) earnings per share:
   Net income before cumulative effect of a
      change in accounting principle              $       0.09    $       0.10
   Cumulative effect of change in
      accounting principle (net of income tax)           (0.11)           --
                                                  ------------    ------------
Basic (loss) earnings per share                   $      (0.02)   $       0.10
                                                  ============    ============

Diluted (loss) earnings per share:
   Net income before cumulative effect of a
      change in accounting principle              $       0.09    $       0.10
   Cumulative effect of change in
      accounting principle (net of income tax)           (0.11)           --
                                                  ------------    ------------
Diluted (loss) earnings per share                 $      (0.02)   $       0.10
                                                  ============    ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                            Twenty-four    Twenty-four
                                                            weeks ended    weeks ended
                                                           June 15, 1999  June 16, 1998
                                                           -------------  -------------
Cash flows from operating activities:
 Net (loss) income                                         $  (155,034)   $ 1,005,879
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Cumulative effect of change in accounting principle     1,127,536           --
     Depreciation and amortization                           1,770,751      1,084,031
     Net change in operating assets and liabilities:
         Change in operating assets                            (22,386)      (748,820)
         Change in operating liabilities                      (853,812)       690,839
                                                           -----------    -----------
         Net cash provided by operating activities           1,867,055      2,031,929

Cash flows from investing activities:
 Purchases of property and equipment                        (3,775,010)    (3,579,557)
 Proceeds from sale of marketable securities                      --        3,315,056
                                                           -----------    -----------
         Net cash used in investing activities              (3,775,010)      (264,501)

Cash flows from financing activities:
 Proceeds from revolving note payable to bank, net           3,505,000           --
                                                           -----------    -----------
         Net cash provided by financing activities           3,505,000           --
                                                           -----------    -----------
         Net increase in cash and cash equivalents           1,597,045      1,767,428

Cash and cash equivalents at beginning of period               945,861      1,220,598
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 2,542,906    $ 2,988,026
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                    $   500,298    $       178
 Cash paid for income taxes                                     15,400        572,108

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Description of Business

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1998 Form 10-K. The results of the twelve weeks and twenty-four weeks ended June 15, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999.

2. Stock Options

     During the twenty-four week period ended June 15, 1999, the Company granted to certain key employees stock options for 459,292 shares of Common Stock at exercise prices ranging from $2.8125 to $4.7500 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company also granted to certain non-employee Directors stock options for 40,000 shares of Common Stock at exercise prices ranging from $3.3750 to $4.3125 per share pursuant to its 1997 Directors Stock Option Plan.

3. Earnings Per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for all periods presented were 10,415,000.

     For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 15, 1999 and June 16, 1998 was 10,437,681 and 10,428,863 and
for the twenty-four weeks ended June 15, 1999 and June 16, 1998 was 10,478,502 and 10,426,032, respectively.

4. Recently Issued Accounting Standards

     The Company adopted Statement of Position 98-5, Reporting on Costs of Start-Up Activities, which requires that preopening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's current fiscal year. As a result of the adoption, the Company has begun to report preopening costs as part of its entertainment and restaurant operating expenses, which in turn will result in lower future amortization expense. The Company had amortized preopening costs over a one-year period following the opening of its restaurants. The cumulative effect of the change in accounting, which totaled approximately $1,128,000 net of taxes or $0.11 per share, was recorded as a one-time charge in the Company's first quarter results.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement is effective for fiscal years beginning after June 15, 1999. As of June 15, 1999, the Company does not have any derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of June 15, 1999, the Company owned and operated 36 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of June 15, 1999, the Company owned and operated 24 Fox and Hounds and 12 Bailey's located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of June 16, 1998, the Company owned and operated 8 Fox and Hounds and 10 Bailey's.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twenty-four weeks ended June 15, 1999, food and non-alcoholic beverages were 35.2% of total sales, alcoholic beverages were 54.7% of total sales and entertainment and other were 10.1% of total sales. For the twenty-four weeks ended June 16, 1998, food and non-alcholic beverages were 28.9% of total sales, alcoholic beverages were 56.2% of total sales and entertainment and other were 14.9% of total sales.

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

Results of Operations

     The  following  table  sets  forth  for  the  periods   indicated  (i)  the
percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:

                                                                Twelve Weeks Ended(1)  Twenty-four Weeks Ended(1)
                                                                ---------------------  --------------------------
                                                                 June 15,    June 16,    June 15,      June 16,
                                                                   1999        1998        1999          1998
                                                                   ----        ----        ----          ----
Operating Statement Data:
     Net sales                                                    100.0%      100.0%      100.0%       100.0%
     Costs and expenses:
         Costs of sales                                            27.8        26.7        27.6         26.5
         Restaurant operating expenses                             53.7        45.5        51.5         43.7
         Depreciation and amortization                              6.7         8.6         6.1          7.6
                                                               --------    --------    --------     --------
             Restaurant costs and expenses                         88.2        80.8        85.2         77.8
                                                               --------    --------    --------     --------
     Restaurant operating income                                   11.8        19.2        14.8         22.2
     General and administrative expenses                            7.8         9.7         7.0          9.0
     Goodwill amortization                                          0.5         1.0         0.4          0.9
                                                               --------    --------    --------     --------
     Income from operations                                         3.5         8.5         7.4         12.3
     Other income, principally interest                                        --           0.6       -- 0.5
     Interest expense                                               1.9        --           1.7         --
                                                               --------    --------    --------     --------
     Income before provision for income taxes and cumulative
         effect of a change in accounting principle                 1.6         9.1         5.7         12.8
     Provision for income taxes                                     0.6         3.4         2.1          4.7
                                                               --------    --------    --------     --------
     Income before cumulative effect of a change in
         accounting principle                                       1.0         5.7         3.6          8.1
     Cumulative effect of change in accounting principle           --          --          (4.2)        --
                                                               --------    --------    --------     --------
     Net (loss) income                                              1.0%        5.7%       (0.6)         8.1
                                                               ========    ========    ========     ========
Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location (2)          $  1,526    $  1,433    $  1,668     $  1,594
     Number of restaurants at end of the period                      36          18          36           18

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

Twelve Weeks Ended June 15, 1999 Compared to Twelve Weeks Ended June 16, 1998

     Net sales increased $7,093,000 (124.4%) for the twelve weeks ended June 15, 1999 to $12,796,000 from $5,704,000 for the twelve weeks ended June 16, 1998, which is principally attributable to sales from the nineteen new locations opened since June 1998. Same store sales increased 0.1% in the twelve weeks ended June 15, 1999 compared to the twelve weeks ended June 16, 1998.

     Costs of sales, primarily food and beverages increased $2,027,000 (132.9%) for the twelve weeks ended June 15, 1999 to $3,552,000 from $1,525,000 in the twelve weeks ended June 16, 1998, and increased as a percentage of sales to 27.8% from 26.7%. This increase is principally attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

     Restaurant operating expenses increased $4,282,000 (165.1%) for the twelve weeks ended June 15, 1999 to $6,876,000 from $2,594,000 in the twelve weeks ended June 16, 1998, and increased as a percentage of net sales to 53.7% from 45.5%. Most of this increase is attributable to higher labor costs resulting from the increase in food sales mix, which has a higher labor cost compared to beverages and entertainment.

     Depreciation and amortization increased $372,000 (75.9%) for the twelve weeks ended June 15, 1999 to $862,000 from $490,000 in the twelve weeks ended June 16, 1998, and decreased as a percentage of sales to 6.7% from 8.6%. This percentage decrease is due principally to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening amortization expense included for the twelve weeks ended June 16, 1998 was 2.6% of sales.

     General and administrative expenses increased $450,000 (81.3%) for the twelve weeks ended June 15, 1999 to $1,004,000 from $554,000 in the twelve weeks ended June 16, 1998, and decreased as a percentage of sales to 7.8% from 9.7%. This percentage decrease reflects the leveraging of sales from the nineteen new units added since June 1998.

     The interest earned during the twelve weeks ended June 16, 1998 was from the investment of the net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering"). The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $242,000 for the twelve weeks ended June 15, 1999 to $242,000. This increase reflects the borrowings made to fund additional unit development since June 1998.

     The effective income tax rate for the twelve weeks ended June 15, 1999 and June 16, 1998 was 37.0%.

Twenty-four Weeks Ended June 15, 1999 Compared to Twenty-four Weeks Ended June 16, 1998

     Net sales increased $14,702,000 (117.8%) for the twenty-four weeks ended June 15, 1999 to $27,180,000 from $12,478,000 for the twenty-four weeks ended June 16, 1998, which is principally attributable to sales from the nineteen new locations opened since June 1998. Same store sales decreased 3.5% in the twenty-four weeks ended June 15, 1999 compared to the twenty-four weeks ended June 16, 1998.

     Costs of sales, primarily food and beverages increased $4,201,000 (126.9%) for the twenty-four weeks ended June 15, 1999 to $7,511,000 from $3,311,000 in the twenty-four weeks ended June 16, 1998, and increased as a percentage of sales to 27.6% from 26.5%. This increase is principally attributable to an increase in the food sales mix, which has a higher cost of sales compared to beverages and entertainment.

     Restaurant operating expenses increased $8,536,000 (156.6%) for the twenty-four weeks ended June 15, 1999 to $13,985,000 from $5,449,000 in the twenty-four weeks ended June 16, 1998, and increased as a percentage of net sales to 51.5% from 43.8%. Most of this increase is attributable to higher labor costs resulting from the increase in food sales mix, which has a higher labor cost compared to beverages and entertainment. This increase is also attributable to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening expenses included in restaurant operating expenses for the twenty-four week period ended June 15, 1999 was $463,000 or 1.7% of sales.

     Depreciation and amortization increased $703,000 (73.7%) for the twenty-four weeks ended June 15, 1999 to $1,658,000 from $955,000 in the twenty-four weeks ended June 16, 1998, and decreased as a percentage of sales to 6.1% from 7.6%. This percentage decrease is due principally to the change in accounting method for preopening expenses. The preopening amortization expense included for the twenty-four weeks ended June 16, 1998 was 2.6% of sales.

     General and administrative expenses increased $777,000 (69.4%) for the twenty-four weeks ended June 15, 1999 to $1,898,000 from $1,120,000 in the twenty-four weeks ended June 16, 1998, and decreased as a percentage of sales to 7.0% from 9.0%. This percentage decrease reflects the leveraging of sales from the nineteen new units added since June 1998. For fiscal 1998 and through February 28, 1999, certain accounting and administrative services were contracted from Coulter Enterprises, Inc. ("CEI"), a restaurant management services company owned by the Company's former Chairman of the Board, Jamie B. Coulter. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998 and through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period.

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

     The interest earned during the twenty-four weeks ended June 16, 1998 was from the investment of the net proceeds of the Initial Public Offering. The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $472,000 for the twenty-four weeks ended June 15, 1999 to $472,000. This increase reflects the borrowings made to fund additional unit development since June 1998.

     The effective income tax rate for the twenty-four weeks ended June 15, 1999 and June 16, 1998 was 37.0%.

Quarterly Fluctuations, Seasonality and Inflation

     As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues during the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. Although a large number of the Company's restaurant personnel are paid at the federal minimum wage level, the majority of personnel are tipped employees, and therefore, recent as well as future minimum wage changes are likely to have little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

Liquidity and Capital Resources

     Cash flows from operations were $1,867,000, purchases of property and equipment were $3,775,000, and net proceeds from the revolving note payable to bank were $3,505,000 for the twenty-four week period ending June 15, 1999.

     At June 15, 1999, the Company had $2,543,000 in cash and cash equivalents. The Company intends to open no additional new locations during the remainder of 1999 and intends to open up to 4 to 7 locations in 2000. Three units are currently under non-binding letters of intent to lease with pending contingencies. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately up to $9.0 million to open new locations over the next twelve months. In order to fund new unit development, the Company has entered into a $20 million line of credit with Intrust Bank, N.A. (the "Facility"), of which $4,680,000 is available at June 15, 1999.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement is effective for fiscal years beginning after June 15, 1999. As of June 15, 1999 the Company does not have any derivative instruments.

Year 2000 Compliance

     The Company utilizes and is dependent upon computer systems and software to conduct its business. In 1997, the Company initiated a review and assessment of all hardware and software to confirm they will function properly in the year 2000. The systems and software include those developed and maintained by FSC's in-house computer department as well as purchased software which is run on in-house computer systems, including POS systems and back-of-house systems in the units. FSC has informed the Company that the systems and software utilized by FSC are year 2000 compliant. The Company has recently completed an upgrade of its POS and back-of-house systems to allow for a seamless interface with FSC's accounting systems. Certain back-of-house applications were made year 2000 compliant as part of this upgrade.

     As noted above, the Company believes it has completed all necessary phases of the year 2000 project and believe that all systems and software are now year 2000 compliant. In the event the Company does not have systems and software that are year 2000 compliant, the Company might be unable to process transactional and financial reporting information. In addition, disruptions in the economy generally resulting from the year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 7.25% for the twenty-four weeks ended June 15, 1999. The following table presents the quantitative interest rate risks at June 15, 1999:

                     Principal Amount by Expected Maturity
                                 (In thousands)

                                                                                             Fair
                                                                       There-               Value
     (dollars in thousands)    1999    2000   2001    2002     2003    after      Total    6/15/99
     ----------------------    ----    ----   ----    ----     ----    -----      -----    -------
     Variable rate debt         --     --     $767   $4,800   $5,160   $4,593    $15,320   $15,320
     Average Interest Rate -
     1/2% below prime          7.25%  7.25%   7.25%    7.25%    7.25%    7.25%

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) The following unregistered securities were issued by the Company during the twelve weeks ended June 15, 1999:

                                                      Number of Shares
                               Description of       Sold/Issued/Subject      Offering/Exercise
     Date of Sale/Issuance    Securities Issued    to Options or Warrants     Price Per Share
        April 21, 1999      Common Stock Options           14,815                 $ 3.375
        April 28, 1999      Common Stock Options           16,667                 $ 3.000
        May 5, 1999         Common Stock Options           15,686                 $ 3.188
        June 3, 1999        Common Stock Options            5,000                 $ 3.000

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

Item 4. Submission of Matters to a Vote of Stockholders

     On May 25, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders elected Steven M. Johnson, Gary M. Judd and John D. Harkey, Jr. to the Board of Directors to serve until the 2002 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 7,793,931 votes "For" and 50,450 votes "Withheld" for Steven M. Johnson and 7,793,931 votes "For" and 50,450 votes "Withheld" for Gary M. Judd and 7,792,931 votes "For" and 51,450 votes "Withheld" for John D. Harkey, Jr. The continuing directors and the expiration of their current terms as directors are as follows:

     James K. Zielke ...........................................2000
     C. Wells Hall, III ........................................2000
     E. Gene Street ............................................2000
     Dennis L. Thompson ........................................2001
     Stephen P. Hartnett .......................................2001
     Thomas A. Hager ...........................................2001

In addition, the stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending December 28, 1999. As to the ratification of auditors there were 7,734,081 votes "For" and 105,200 votes "Against", and 5,100 votes "Abstained." In addition, the stockholders ratified the increase in the number of authorized shares of common stock under the Company's 1997 Incentive and Nonqualified Stock Option Plan by 100,000 shares to 1,600,000. As to the ratification of the increases in shares authorized, there were 7,699,046 votes "For", 140,135 votes "Against", and 5,200 votes "Abstained".

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are filed as part of this report:

     Exhibit No.

         27...............................Financial Data Schedule

Reports on Form 8-K

     None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            Total Entertainment Restaurant Corp.
                                            (Registrant)


    Date    July 27, 1999                    /s/ James K. Zielke
         -------------------                ------------------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)