Form 10-Q
period 1999-09-07
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 1999-10-22
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the quarterly period ended             Commission file number
            September 7, 1999                            000-22753
            -----------------                            ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   52-2016614
             --------                                   ----------
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

             Class                              Outstanding at October 22, 1999
             -----                              -------------------------------
  Common Stock, $.01 par value                         10,415,000 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets at
   September 7, 1999 and December 29, 1998                          2

   Condensed Consolidated Statements of
   Operations for the twelve weeks ended
   September 7, 1999 and September 8, 1998                          3

   Condensed Consolidated Statements of
   Operations for the thirty-six weeks ended
   September 7, 1999 and September 8, 1998                          4

   Condensed Consolidated Statements of
   Cash Flows for the thirty-six weeks ended
   September 7, 1999 and September 8, 1998                          5

   Notes to Condensed Consolidated
   Financial Statements                                             6

Item 2.  Management's Discussion and
   Analysis of Financial Condition and
   Results of Operations                                            7

Item 3.  Quantitative and Qualitative
   Disclosures About Market Risk                                   13

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                     14

Item 6.  Exhibits and Reports on Form 8-K                          14

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      September 7, 1999  December 29, 1998
                                                      -----------------  -----------------
                    ASSETS

Current assets:
   Cash and cash equivalents                              $ 2,395,847      $   945,861
   Inventories                                                947,718          854,686
   Pre-opening costs - net                                         --        1,789,740
   Other current assets                                       833,122          769,155
                                                          -----------      -----------
       Total current assets                                 4,176,687        4,359,442

Property and equipment:
   Land                                                       600,000          600,000
   Buildings                                                  655,798          655,795
   Leasehold improvements                                  20,642,000       19,175,677
   Equipment                                               13,174,504       11,922,806
   Furniture and fixtures                                   3,183,400        2,633,742
                                                          -----------      -----------
                                                           38,255,702       34,988,020
   Less accumulated depreciation and amortization           4,926,089        2,830,656
                                                          -----------      -----------
                                                           33,329,613       32,157,364
Other assets:
   Goodwill, net of accumulated amortization                4,224,586        4,393,621
   Deferred taxes                                             636,777               --
   Other assets                                               407,903          374,007
                                                          -----------      -----------
Total other assets                                          5,269,266        4,767,628
                                                          -----------      -----------
       Total assets                                       $42,775,566      $41,284,434
                                                          ===========      ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 1,758,919      $ 3,666,310
   Accounts payable - affiliates                                   --           11,451
   Accrued payroll                                            543,101          465,519
   Accrued income taxes                                       762,052          358,583
   Other accrued liabilities                                1,132,312          804,257
   Reserve for store closures                                 394,039               --
                                                          -----------      -----------
       Total current liabilities                            4,590,423        5,306,120

Notes payable                                              15,545,000      $11,815,000
Deferred income taxes                                              --          427,537

Stockholders' Equity:
   Preferred stock                                                 --               --
   Common stock                                               104,150          104,150
   Additional paid-in capital                              20,571,178       20,571,178
   Retained earnings                                        1,964,815        3,060,449
                                                          -----------      -----------
          Total stockholders' equity                       22,640,143       23,735,777
                                                          -----------      -----------
          Total liabilities and stockholders' equity      $42,775,566      $41,284,434
                                                          ===========      ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Twelve weeks        Twelve weeks
                                                             ended               ended
                                                         Sept. 7, 1999       Sept. 8, 1998
                                                         -------------       -------------
Net sales:
    Food and beverage                                     $ 10,235,619       $  6,042,657
    Entertainment and other                                  1,205,036            879,239
                                                          ------------       ------------
       Total net sales                                      11,440,655          6,921,896
Costs and expenses:
    Costs of sales                                           3,133,568          1,922,163
    Restaurant operating expenses                            6,496,924          3,415,245
    Depreciation and amortization                              862,511            607,743
    Store closure expense                                    1,086,785                 --
                                                          ------------       ------------
Entertainment and restaurant costs and expenses             11,579,788          5,945,151
                                                          ------------       ------------
Entertainment and restaurant operating (loss) income          (139,133)           976,745
General and administrative expenses                            951,862            560,007
Goodwill amortization                                           56,346             56,346
                                                          ------------       ------------
(Loss) income from operations                               (1,147,341)           360,392

Other income (expense):
    Other income, principally interest                              --              5,360
    Interest expense                                          (345,674)            (9,285)
                                                          ------------       ------------
(Loss) income before income taxes                           (1,493,015)           356,467
Income tax (benefit) expense                                  (552,415)           131,874
                                                          ------------       ------------
Net (loss) income                                         $   (940,600)      $    224,593
                                                          ============       ============

Basic (loss) earnings per share                           $      (0.09)      $       0.02
                                                          ============       ============

Diluted (loss) earnings per share                         $      (0.09)      $       0.02
                                                          ============       ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Thirty-six        Thirty-six
                                                     weeks ended        weeks ended
                                                    Sept. 7, 1999      Sept. 8, 1998
                                                    -------------      -------------
Net sales:
    Food and beverage                                $ 34,664,130       $ 16,667,860
    Entertainment and other                             3,956,461          2,732,364
                                                     ------------       ------------
       Total net sales                                 38,620,591         19,400,224
Costs and expenses:
    Costs of sales                                     10,644,389          5,232,219
    Restaurant operating expenses                      20,481,520          8,864,729
    Depreciation and amortization                       2,520,572          1,562,352
    Store closure expense                               1,086,785                 --
                                                     ------------       ------------
Entertainment and restaurant costs and expenses        34,733,266         15,659,300
                                                     ------------       ------------
Entertainment and restaurant operating income           3,887,325          3,740,924
General and administrative expenses                     2,849,448          1,680,452
Goodwill amortization                                     169,036            169,036
                                                     ------------       ------------
Income from operations                                    868,841          1,891,436

Other income (expense):
    Other income, principally interest                         --             70,793
    Interest expense                                     (817,562)            (9,463)
                                                     ------------       ------------
Income before income taxes                                 51,279          1,952,766
Provision for income taxes                                 19,377            722,294
                                                     ------------       ------------
Income before cumulative effect of a
    change in accounting principle                         31,902          1,230,472

Cumulative effect of change in
    accounting principle (net of income tax)           (1,127,536)                --
                                                     ------------       ------------
Net (loss) income                                    $ (1,095,634)      $  1,230,472
                                                     ============       ============

Basic (loss) earnings per share:
    Income before cumulative effect of a
       change in accounting principle                $       0.00       $       0.12
    Cumulative effect of change in
       accounting principle (net of income tax)             (0.11)                --
                                                     ------------       ------------
Basic (loss) earnings per share                      $      (0.11)      $       0.12
                                                     ============       ============

Diluted (loss) earnings per share:
    Income before cumulative effect of a
       change in accounting principle                $       0.00       $       0.12
    Cumulative effect of change in
       accounting principle (net of income tax)             (0.11)                --
                                                     ------------       ------------
Diluted (loss) earnings per share                    $      (0.11)      $       0.12
                                                     ============       ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                    Thirty-six weeks    Thirty-six weeks
                                                                   ended September 7,  ended September 8,
                                                                          1999                1998
                                                                   ------------------  ------------------
Cash flows from operating activities:
   Net (loss) income                                                   $(1,095,634)      $ 1,230,472
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
         Cumulative effect of change in accounting principle             1,127,536                --
         Reserve for store closure                                       1,086,785                --
         Deferred income taxes                                            (402,110)           60,037
         Depreciation and amortization                                   2,689,608         1,731,388
         Net change in operating assets and liabilities:
                Change in operating assets                                (243,368)       (1,652,737)
                Change in operating liabilities                         (1,109,736)          955,270
                                                                       -----------       -----------
             Net cash provided by operating activities                   2,053,081         2,324,430

Cash flows from investing activities:
   Purchases of property and equipment                                  (4,333,095)       (9,214,203)
   Proceeds from sale of marketable securities                                  --         3,315,056
                                                                       -----------       -----------
             Net cash used in investing activities                      (4,333,095)       (5,899,147)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank, net                     3,730,000         2,455,000
                                                                       -----------       -----------
             Net cash provided by financing activities                   3,730,000         2,455,000
                                                                       -----------       -----------

             Net increase (decrease) in cash and cash equivalents        1,449,986        (1,119,717)

Cash and cash equivalents at beginning of period                           945,861         1,220,598
                                                                       -----------       -----------
Cash and cash equivalents at end of period                             $ 2,395,847       $   100,881
                                                                       ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $   789,900       $     5,327
   Cash paid for income taxes                                               15,400           589,008

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Description of Business

      The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1998 Form 10-K. The results of the twelve weeks and thirty-six weeks ended September 7, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999.

2. Stock Options

      During the thirty-six week period ended September 7, 1999, the Company granted to certain key employees stock options for 494,292 shares of Common Stock at exercise prices ranging from $2.03125 to $4.75000 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company also granted to certain non-employee Directors stock options for 46,000 shares of Common Stock at exercise prices ranging from $2.25000 to $4.31250 per share pursuant to its 1997 Directors Stock Option Plan.

3. Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for all periods presented were 10,415,000.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 7, 1999 and September 8, 1998 was 10,415,202 and 10,416,083, respectively, and for the thirty-six weeks ended September 7, 1999 and September 8, 1998 was 10,457,910 and 10,422,716, respectively.

4.  Store Closure Expense

      Store closure expense represents the estimated costs of closing the Fox & Hound in Davenport, Iowa. The expense includes $394,039 of future lease costs, $639,974 in abandoned leasehold improvements and $52,772 in abandoned furniture, fixtures and equipment.

5. Recently Issued Accounting Standards

      The Company adopted Statement of Position 98-5, Reporting on Costs of Start-Up Activities, which requires that preopening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's current fiscal year. As a result of the adoption, the Company has begun to report preopening costs as part of its entertainment and restaurant operating expenses, which in turn will result in lower future amortization expense. The Company had amortized preopening costs over a one-year period following the opening of its restaurants. The cumulative effect of the change in accounting, which totaled approximately $1,128,000 net of taxes of $662,000 or $0.11 per share, was recorded as a one-time charge in the Company's first quarter results.

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement was originally effective for fiscal quarters and fiscal years beginning after June 15, 1999; however, the FASB has delayed the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. As of September 7, 1999, the Company does not have any derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      As of September 7, 1999, the Company owned and operated 36 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of September 7, 1999, the Company owned and operated 24 Fox and Hounds and 12 Bailey's located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of September 8, 1998, the Company owned and operated 13 Fox and Hounds and 10 Bailey's.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the thirty-six weeks ended September 7, 1999, food and non-alcoholic beverages were 35.5% of total sales, alcoholic beverages were 54.3% of total sales and entertainment and other were 10.2% of total sales. For the thirty-six weeks ended September 8, 1998, food and non-alcholic beverages were 30.5% of total sales, alcoholic beverages were 55.4% of total sales and entertainment and other were 14.1% of total sales.

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

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:

                                                             Twelve Weeks Ended(1)   Thirty-six Weeks Ended(1)
                                                             ---------------------   -------------------------
                                                              Sept. 7,    Sept. 8,   Sept. 7,         Sept. 8,
                                                                1999        1998       1999             1998
                                                              --------    --------   --------         --------
Operating Statement Data:
   Net sales ..............................................      100.0       100.0      100.0            100.0
   Costs and expenses:
      Costs of sales ......................................       27.4        27.8       27.6             27.0
      Restaurant operating expenses .......................       56.8        49.3       53.0             45.6
      Depreciation and amortization .......................        7.5         8.8        6.5              8.1
      Store closure expense ...............................        9.5          --        2.8               --
                                                              --------    --------   --------         --------
         Restaurant costs and expenses ....................      101.2        85.9       89.9             80.7
                                                              --------    --------   --------         --------
   Restaurant operating (loss) income .....................       (1.2)       14.1       10.1             19.3
   General and administrative expenses ....................        8.3         8.1        7.4              8.7
   Goodwill amortization ..................................        0.5         0.8        0.4              0.9
                                                              --------    --------   --------         --------
   (Loss) income from operations ..........................      (10.0)        5.2        2.3              9.7
   Other income, principally interest .....................         --         0.1         --              0.4
   Interest expense .......................................       (3.0)         --       (2.2)              --
                                                              --------    --------   --------         --------
   (Loss) income before provision for income taxes and
      cumulative effect of a change in accounting principle      (13.0)        5.2        0.1             10.1
   Income tax (benefit) expense............................       (4.8)        1.9         --              3.7
                                                              --------    --------   --------         --------
   (Loss) income before cumulative effect of a change in
      accounting principle ................................       (8.2)        3.3        0.1              6.4
   Cumulative effect of change in accounting principle ....         --          --       (2.9)              --
                                                              --------    --------   --------         --------
   Net (loss) income ......................................       (8.2)        3.3       (2.8)             6.4
                                                              ========    ========   ========         ========

Restaurant Operating Data (dollars in thousands):
   Annualized average weekly sales per location (2) .......   $  1,377    $  1,460   $  1,570         $  1,544
   Number of restaurants at end of the period  ............         36          23         36               23

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

Twelve Weeks Ended September 7, 1999 Compared to Twelve Weeks Ended September 8, 1998

      Net sales increased $4,519,000 (65.3%) for the twelve weeks ended September 7, 1999 to $11,441,000 from $6,922,000 for the twelve weeks ended September 8, 1998, which is principally attributable to sales from the fourteen new locations opened since September 8, 1998. Same store sales increased 0.5% in the twelve weeks ended September 7, 1999 compared to the twelve weeks ended September 8, 1998.

      Costs of sales (primarily food and beverages) increased $1,212,000 (63.1%) for the twelve weeks ended September 7, 1999 to $3,134,000 from $1,922,000 in the twelve weeks ended

September 8, 1998, and decreased as a percentage of sales to 27.4% from 27.8%. This decrease is principally attributable to an improvement in controls over food and beverage costs.

      Restaurant operating expenses increased $3,082,000 (90.2%) for the twelve weeks ended September 7, 1999 to $6,497,000 from $3,415,000 in the twelve weeks ended September 8, 1998, and increased as a percentage of net sales to 56.8% from 49.3%. This increase is attributable to higher labor costs resulting from the increase in food sales as a portion of the overall sales mix (which has a higher labor cost compared to beverages and entertainment), higher maintenance costs, higher travel costs associated with training new managers, higher occupancy costs for units opened since September 1998, a one-time charge for a state sales tax assessment, and the overall deleveraging of fixed operating expenses as a result of lower average sales volumes per location.

      Depreciation and amortization increased $255,000 (41.9%) for the twelve weeks ended September 7, 1999 to $863,000 from $608,000 in the twelve weeks ended September 8, 1998, and decreased as a percentage of sales to 7.5% from 8.8%. This percentage decrease is due principally to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening amortization expense included for the twelve weeks ended September 8, 1998 was 2.6% of sales.

      Store closure expense was $1,087,000 and represents the estimated costs associated with closing the Fox & Hound in Davenport, Iowa. The expense includes $394,000 of future lease costs, $640,000 in abandoned leasehold improvements and $53,000 in abandoned furniture, fixtures and equipment. This unit was opened in June 1998 and has been experiencing consistent negative cash flows due to low sales volumes.

      General and administrative expenses increased $392,000 (70.0%) for the twelve weeks ended September 7, 1999 to $952,000 from $560,000 in the twelve weeks ended September 8, 1998, and increased as a percentage of sales to 8.3% from 8.1%.

      The interest earned during the twelve weeks ended September 8, 1998 was from the investment of the net proceeds of the initial public offering of the Company, which commenced on July 17, 1997 (the "Initial Public Offering"). The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $337,000 for the twelve weeks ended September 7, 1999 to $346,000. This increase reflects the borrowings made to fund additional unit development since June 1998.

      The effective income tax rate for the twelve weeks ended September 7, 1999 and September 8, 1998 was 37.0%.

Thirty-six Weeks Ended September 7, 1999 Compared to Thirty-six Weeks Ended September 8, 1998

      Net sales increased $19,220,000 (99.1%) for the thirty-six weeks ended September 7, 1999 to $38,620,000 from $19,400,000 for the thirty-six weeks ended September 8, 1998, which is principally attributable to sales from the fourteen new locations opened since June 1998. Same store sales decreased 2.1% in the thirty-six weeks ended September 7, 1999 compared to the thirty-six weeks ended September 8, 1998.

      Costs of sales (primarily food and beverages) increased $5,412,000 (103.4%) for the thirty-six weeks ended September 7, 1999 to $10,644,000 from $5,232,000 in the thirty-six weeks ended September 8, 1998, and increased as a percentage of sales to 27.6% from 27.0%. This increase is principally attributable to an increase in food sales as a portion of the overall sales mix, which has a higher cost of sales compared to beverages and entertainment.

      Restaurant operating expenses increased $11,617,000 (131.0%) for the thirty-six weeks ended September 7, 1999 to $20,482,000 from $8,865,000 in the thirty-six weeks ended September 8, 1998, and increased as a percentage of net sales to 53.0% from 45.6%. Most of this increase is attributable to higher labor costs resulting from the increase in food sales as a portion of the overall sales mix (which has a higher labor cost compared to beverages and entertainment), higher maintenance costs, higher travel costs associated with training new managers, higher occupancy costs for units opened since September 1998, and a one-time charge for a state sales tax assessment. This increase is also attributable to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening expenses included in restaurant operating expenses for the thirty-six week period ended September 7, 1999 was $484,000 or 1.3% of sales.

      Depreciation and amortization increased $959,000 (61.4%) for the thirty-six weeks ended September 7, 1999 to $2,521,000 from $1,562,000 in the thirty-six weeks ended September 8, 1998, and decreased as a percentage of sales to 6.5% from 8.1%. This percentage decrease is due principally to the change in accounting method for preopening expenses. The preopening amortization expense included in depreciation and amortization for the thirty-six weeks ended September 8, 1998 was $472,000 or 2.4% of sales.

      Store closure expense was $1,087,000 and represents the estimated costs associated with closing the Fox & Hound in Davenport, Iowa. The expense includes $394,000 of future lease costs, $640,000 in abandoned leasehold improvements and $53,000 in abandoned furniture, fixtures and equipment. This unit was opened in June 1998 and has been experiencing consistent negative cash flows due to low sales volumes.

      General and administrative expenses increased $1,169,000 (69.6%) for the thirty-six weeks ended September 7, 1999 to $2,849,000 from $1,680,000 in the thirty-six weeks ended September 8, 1998, and decreased as a percentage of sales to 7.4% from 8.7%. This percentage decrease reflects the leveraging of sales from the fourteen new units added since September 1998. For fiscal 1998 and through February 28, 1999, certain accounting and administrative services were contracted from Coulter Enterprises, Inc. ("CEI"), a restaurant management services company owned by the Company's former Chairman of the Board, Jamie B. Coulter. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998 and through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period.

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

      The interest earned during the thirty-six weeks ended September 8, 1998 was from the investment of the net proceeds of the Initial Public Offering. The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $809,000 for the thirty-six weeks ended September 7, 1999 to $818,000. This increase reflects the borrowings made to fund additional unit development since September 1998.

      The effective income tax rate for the thirty-six weeks ended September 7, 1999 and September 8, 1998 was 37.0.

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

Liquidity and Capital Resources

      For the thirty-six week period ending September 7, 1999, cash flows from operations were $2,053,000, purchases of property and equipment were $4,333,000, and net proceeds from the revolving note payable to bank were $3,730,000. At September 7, 1999, the Company had $2,396,000 in cash and cash equivalents. The Company intends to open no additional new locations during the remainder of 1999. Depending upon the number of shares of the Company's stock which are repurchased pursuant to the Repurchase Program described below, the Company may open up to 4 locations in 2000. One lease has been executed and one unit is currently under a non-binding letter of intent to lease with pending contingencies. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. Depending upon the number of shares of the Company's stock which are repurchased pursuant to the Repurchase Program described below, the Company expects to expend approximately up to $5.0 million to open new locations over the next twelve months. In order to fund new unit development, the Company has entered into a $20 million line of credit with Intrust Bank, N.A. (the "Facility"), of which $4,455,000 is available at September 7, 1999.

      On October 5, 1999 the Company announced a program to repurchase up to 1,000,000 shares of the Company's common stock (the "Repurchase Program"). The timing, price, quantity and manner of purchases will be made at the discretion of management and will depend upon market conditions. The Company will fund any share repurchases by utilizing the Facility. Depending upon the number of shares repurchased and the price paid for each share, the Repurchase Program could reduce the number of restaurants to be opened by the Company in fiscal year 2000.

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

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This Statement is effective for fiscal quarters and fiscal years beginning after June 15, 1999; however, the FASB has delayed the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. As of September 7, 1999 the Company does not have any derivative instruments.

Year 2000 Readiness Disclosures

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 7.32% for the thirty-six weeks ended September 7, 1999. The following table presents the quantitative interest rate risks at September 7, 1999:

                                            Principal Amount by Expected Maturity
                                    -------------------------------------------------------
                                                    (In thousands)
                                                                                                                        Fair
                                                                                              There-                   Value
   (dollars in thousands)      1999         2000         2001        2002         2003        after        Total       9/7/99
   ----------------------      ----         ----         ----        ----         ----        ------       -----       ------
Variable rate debt               --           --         $772       $4,849       $5,238       $4,685      $15,545     $15,545
Average Interest Rate--
  1/2% below prime             7.75%        7.75%        7.75%        7.75%        7.75%        7.75%

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) The following unregistered securities were issued by the Company during the twelve weeks ended September 7, 1999:

                                                       Number of Shares
                                 Description of      Sold/Issued Subject    Offering/Exercise
      Date of Sale/Issuance    Securities Issued    to Options or Warrants   Price Per Share
      ---------------------    -----------------    ----------------------   ---------------
      July 9, 1999           Common Stock Options           5,000              $ 3.000
      July 14, 1999          Common Stock Options           5,000              $ 2.438
      July 17, 1999          Common Stock Options           3,000              $ 2.250
      July 17, 1999          Common Stock Options           3,000              $ 2.250
      July 21, 1999          Common Stock Options           5,000              $ 2.031

      All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan or to non-employee directors pursuant to the Directors Stock Option Plan. The options for employees have a vesting period of three to five years and a life of ten years. The options for non-employee directors have a vesting period of three years and a life of five years.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are filed as part of this report:

     Exhibit No.
        27........................................Financial Data Schedule

Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarterly period ended September 7, 1999:

      Current Report on Form 8-K dated and filed October 5, 1999, Items 4 and 7. Current Report on Form 8-K dated and filed October 5, 1999, Items 5 and 7.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Total Entertainment Restaurant Corp.
                                           (Registrant)


   Date October 22, 1999                   /s/ James K. Zielke
        ----------------                   ----------------------------
                                           James K. Zielke
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Duly Authorized Officer)