Form 10-K405
period 1999-12-28
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2000-03-27
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 28, 1999
                                -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      As of March 13, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $15,398,128. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

      As of March 13, 2000, there were 9,475,771 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

1.  Business .............................................................     3

2.  Properties ...........................................................    12

3.  Legal Proceedings ....................................................    12

4.  Submission of Matters to a Vote of Security Holders ..................    12

                                     PART II

5.  Market for the Registrant's Common Equity and Related Stockholder
     Matters .............................................................    13

6.  Selected Financial Data ..............................................    14

7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations ...............................................    15

7A. Quantitative and Qualitative Disclosures About Market Risk ...........    21
8.  Financial Statements and Supplementary Data ..........................    21
9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure  ...............................................    21

                                    PART III

10. Directors and Executive Officers of the Registrant ...................    21
11. Executive Compensation ...............................................    21
12. Security Ownership of Certain Beneficial Owners and Management .......    21
13. Certain Relationships and Related Transactions .......................    22

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....    22
    Signatures ...........................................................    24

                                     PART I

Item 1. Business

General

      Total Entertainment Restaurant Corp., a Delaware corporation ("the Company"), owns and operates 35 entertainment restaurant locations which utilize the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") tradenames. The Company's entertainment concepts combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and a late-night dining and entertainment alternatives all in a single location. The Company's entertainment restaurant concepts appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Both the Fox and Hound and Bailey's locations encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. The Company operates in one business segment.

      The first Bailey's unit was opened in Charlotte, North Carolina in 1989 and the first Fox and Hound unit was opened in Arlington, Texas in 1994. As of March 13, 2000, the Company owns and operates 23 Fox and Hound units and 12 Bailey's units in Alabama, Arkansas, Illinois, Indiana, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas.

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

      Rapid Growth and Expansion. The Company believes its entertainment restaurant concept will be attractive in a variety of geographic markets throughout the United States. The Company plans to open up to four locations in 2000 and between five and seven locations in 2001. The Company currently has two leases executed with contingencies and three non-binding letters of intent and is currently evaluating locations in markets that are familiar to its management team and will be actively negotiating additional leases at a number of sites.

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

Locations

      The following table sets forth the location, opening date and approximate square footage of the Company's existing entertainment and restaurant locations:

                                                                    Approximate
      Location                    Month Opened                    Square Footage
      --------                    ------------                    --------------
Fox and Hound
Arlington, TX                     August 1994                           6,500
College Station, TX               September 1994                        7,700
Dallas, TX                        December 1995                         9,600
Memphis #1, TN                    September 1997                        8,400
Omaha, NE                         December 1997                         9,000
Chicago, IL                       December 1997                        10,100
Montgomery, AL                    January 1998                          7,700
Cleveland, OH                     May 1998                              8,500
Evansville, IN                    July 1998                             8,600
Springfield, MO                   August 1998                           9,100
San Antonio, TX                   August 1998                           8,400
Erie, PA                          August 1998                          10,400
Lubbock, TX                       October 1998                         10,600
Dayton, OH                        October 1998                          8,700
Memphis #2, TN                    November 1998                         7,600
Overland Park, KS                 November 1998                         9,100
Canton, OH                        November 1998                         9,700
New Orleans, LA                   December 1998                         9,200
Pittsburgh, PA                    January 1999                         10,500
Winston-Salem, NC                 January 1999                          9,400
Indianapolis, IN                  February 1999                         8,400
Houston, TX                       February 1999                         9,100
Baton Rouge, LA                   March 1999                           11,500

Bailey's Sports Grille
Charlotte, NC                     October 1990                          7,600
Little Rock, AR                   February 1994                         8,400
Greenville, SC                    September 1994                        7,000
Nashville #1, TN                  April 1995                            9,400
Knoxville, TN                     December 1995                         8,400
Johnson City, TN                  May 1996                              8,250
Columbia, SC                      October 1996                         10,000
Clarksville, IN                   March 1997                            9,200
Nashville #2, TN                  October 1997                          7,500

Bailey's Pub & Grille
Atlanta, GA                       October 1998                          8,500
Detroit, MI                       November 1998                         9,100
Chapel Hill, NC                   December 1998                         9,000

Expansion Plans

      The Company's management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. The Company intends to open up to four entertainment restaurant locations in 2000 and between five to seven locations in 2001. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases.

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

      The Company leases all locations, with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Most of the units are located in shopping centers. Leases are generally negotiated with initial terms of three to five years, with multiple renewal options. The Company has generally required approximately 90 to 120 days after the signing of a lease and obtaining required permits to complete construction and open a new location. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, the Company anticipates principally leasing its locations, although it may consider purchasing free-standing sites where it is cost-effective to do so.

Unit Economics

      The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. The Company's restaurants have historically generated a sales to investment ratio of approximately 0.8 to 1, assuming that the average minimum annual rents pursuant to operating leases were capitalized for purposes of determining the investment. The Company's entertainment restaurants averaged $1,578,000 and $1,634,000 in sales during fiscal years ended December 28, 1999 and December 29, 1998, respectively. Of the 35 units open at December 28, 1999, 34 were leased facilities and had an average cash investment of $1,209,000. The one open unit the Company owned as of December 28, 1999 had a cost of $1,815,000 (including the costs for land acquisition, construction, equipment and pre-opening costs). In the future the Company anticipates most locations will be leased rather than purchased and anticipates an average cash investment per unit between $1.0 million and $1.5 million.

Menu

      Both Bailey's and Fox and Hound concepts offer a single menu for lunch (weekends only in some locations), dinner and late-night dining. The menu features a selection of appetizers, including quesadillas, chicken wings and nachos, soups and salads, gourmet-style sandwiches, pizzas, ribs, burgers, a selection of grilled entrees and desserts. Appetizers typically range in price from $3.99 to $6.99, and entrees range from $5.29 to $13.99, with most entrees priced below $10.00. Each location features a full service bar and most units have over 100 brands of ales, lagers, stouts and premium craft beers from around the world, including over 35 on tap. Alcoholic beverage service accounted for approximately 55% of the Company's revenues in the fiscal year ended December 28, 1999.

Ambiance and Design

      Fox and Hound and Bailey's Pub & Grille. The Fox and Hound and Bailey's Pub & Grille entertainment restaurant concepts incorporate the tradition, spirit and sophistication of a contemporary social gathering place, with an elegant yet comfortable atmosphere of finished wood, polished brass, embroidered chairs and booths, hunter green and burgundy walls and etched glass. Each Fox and Hound features a full service restaurant and bar as well as state-of-the-art audio and video technology (including several mega-screen TV's) and traditional games of skill such as pocket billiards generously spaced to avoid crowding, darts and shuffleboard. The entertainment area can be readily configured into a comfortable "arena" for viewing national, regional and local sporting and other television events. All locations are also capable of accommodating business and social organizations for special events.

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

      Bailey's Sports Grille. The Bailey's Sports Grille concept has a casual, relaxed atmosphere that features a full-service restaurant and bar, numerous TV's (including several big screen TV's) with satellite and cable coverage of sporting events, pocket billiard tables, darts, foosball and shuffleboard. Most locations also feature a variety of popular interactive games. Like Fox and Hound, the bar and primary dining room in each Bailey's unit is centrally located with games situated around the perimeter.

      Bailey's is the evolution of a concept originally conceived by Dennis L. Thompson, Co-Chairman and Thomas A. Hager, a director of the Company. The first Bailey's unit opened in Charlotte, North Carolina in November 1989. There are presently nine locations operating in five states. Since the opening of the first location in 1989, management has modified and improved its original concept. With each successive opening, the decor has been modified to a more upscale yet casual decor.

      All locations opened since July 1997 (twenty-one Fox and Hound units, three Bailey's Pub &

Grille units and one Bailey's Sports Grille unit) have incorporated the layout and design of the Fox and Hound unit in Dallas, Texas. The Company anticipates this layout and design will be utilized for future locations in larger urban markets while utilizing the Bailey's Sports Grille design for smaller regional markets.

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

      The management of a typical unit consists of one general manager and between two and four supporting managers depending upon unit revenue and hours of operation. Each general manager is responsible for the unit's day-to-day operations and is required to follow the Company's established operating procedures and standards. Each entertainment restaurant location also employs a staff of hourly employees, many of whom are part-time personnel. Unit management personnel participate in an eight-week training program which focuses on various aspects of the unit's operations and customer service. The Company currently employs six district managers, each of which oversees between five and seven units. The disctrict managers, general managers and support managers participate in incentive cash bonus programs. Awards under the incentive plans are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. Senior management regularly visits the Fox and Hound and Bailey's locations and meets with the respective management teams to ensure compliance with the Company's strategies and standards of quality.

      The Company maintains financial and accounting controls for each of its entertainment restaurant locations through the use of centralized accounting and management information systems. Sales and labor information are collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred weekly to the Company's principal operating account. The Company utilizes a comprehensive peer review reporting system for its general managers. Within 10 days after the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each location meet in person with their respective district managers to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The disctrict managers then meet in person with the senior management team to review the performance for the past accounting period as well as set the operating agenda for the next period. The Company believes the peer review system enables each general manager to benefit from the collective experience of all of the Company's management.

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

      Each new unit employee of the Company participates in a training program during which the employee works under the close supervision of a manager. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Management continuously solicits employee feedback concerning unit operations and strives to be responsive to the employees' concerns.

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

      The Company generates weekly consolidated sales reports and food, beverage and labor-cost variance reports as well as detailed profit and loss statements for each entertainment restaurant location every four weeks. Additionally, the Company monitors sales mix, sales growth, labor variances and other sales trends on a daily basis.

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

      On March 1, 1999, the Company simultaneously terminated the services agreement with Coulter Enterprises, Inc. and entered into a three-year services agreement with Franchise Services Company ("FSC") for certain accounting and administrative services. The per unit per 28-day accounting fee is at a market rate with no fixed annual charge and is to remain fixed for the entire three-year agreement. At the conclusion of the three-year agreement FSC, the Company may satisfy its accounting and administrative needs by hiring employees directly.

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

Employees

      As of December 28, 1999, the Company employed approximately 1,650 persons, five of whom are executive officers, six of whom are support staff, six of whom are multi-unit supervisors, 125 of whom are entertainment restaurant unit management personnel and the remainder of whom are hourly entertainment restaurant personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

Item 2. Properties

      All of the Company's units are located in leased space with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Initial lease terms range from three to ten years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, and some leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating cost. See "Business-Locations."

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 28, 1999.

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

                                           Bid Prices
                                           ----------
      Fiscal Year 1998
      ----------------
      First Quarter                     7           4-1/2
      Second Quarter                    7-5/8       4-3/8
      Third Quarter                     4-5/8       2-1/4
      Fourth Quarter                    4-5/8       2-1/2

      Fiscal Year 1999
      ----------------
      First Quarter                     5-7/8       2-3/4
      Second Quarter                    4-1/4       2-1/2
      Third Quarter                     3-1/16      1-1/4
      Fourth Quarter                    1-3/4       1-1/2

Holders

      As of March 13, 2000, there were 93 holders of record of the Company's Common Stock.

Dividends

      The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

Sale of Unregistered Securities

(c) The following unregistered securities were issued by the Company during the sixteen weeks ended December 28, 1999:

                                                    Number of Shares
                            Description of         Sold/Issued/Subject    Offering/Exercise
Date of Sale/Issuance      Securities Issued     to Options or Warrants    Price Per Share
---------------------      -----------------     ----------------------    ---------------
 September 15, 1999      Common Stock Options           5,000                   $1.750

 September 29, 1999      Common Stock Options           5,000                   $1.563

 November 17, 1999       Common Stock Options           5,000                   $1.625

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

Item 6. Selected Financial Data

      The following selected financial data of the Company and its predecessors should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for the Company for the 52 weeks ended December 28, 1999 and December 29, 1998 and period from February 7, 1997 through December 30, 1997, the historical income statement data for F&H Restaurant Corp. ("FHRC") for the period from January 1, 1997 through February 20, 1997, the historical income statement data for Fox & Hound Entertainment and Restaurant Group ("FHERG") for the fiscal years ended December 31, 1996 and 1995, the balance sheet data for the Company as of December 28, 1999, December 29, 1998 and December 30, 1997, and the balance sheet data for FHERG as of December 31, 1996 and 1995 are derived from the Company's and its predecessors' audited financial statements. The table also sets forth the pro forma income statement data for the Company as if the Exchange had occurred on January 1, 1996. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not purport to be indicative of the consolidated results of operations that would have occurred had the Exchange occurred at January 1, 1996, or which may be expected to occur in the future.

                                                                              Historical
                                        -------------------------------------------------------------------------------
                                                           The Company                    F&H            Fox & Hound
                                        -------------------------------------------   Restaurant      Entertainment and
                                                                                         Corp.        Restaurant Group
                                                                       46 weeks and  -------------   -------------------
                                               52 weeks ended          5 days ended  51 days ended   Year Ended Dec. 31,
                                        Dec. 28, 1999  Dec. 29, 1998  Dec. 30, 1997  Feb. 20, 1997     1996       1995
                                        -------------  -------------  -------------  --------------  ---------  --------
                                                                            (In thousands, except per share data)
Income Statement Data:

Net sales                                    $55,930        $34,114      $ 16,163         $   858     $ 5,507   $  2,618
Costs and expenses:
   Cost of sales                              15,349          9,429         4,287             245       1,721        824
   Operating expenses                         29,120         15,586         7,142             393       2,759      1,390
   Depreciation and amortization               3,697          2,875           939              35         311        224
   Store closure expense                       1,087            ---           ---             ---         ---        ---
                                             -------        -------      --------         -------     -------   --------
Entertainment and restaurant costs
   and expenses                               49,252         27,890        12,368             673       4,791      2,439
                                             -------        -------      --------         -------     -------   --------
Entertainment and restaurant
   operating income                            6,677          6,224         3,795             185         716        179
General and administrative expenses            3,900          2,609         1,794              36         296         70
Goodwill amortization                            244            244           210              24         ---        ---
                                             -------        -------      --------         -------     -------   --------
Income (loss) from operations                  2,533          3,371         1,791             125         420        109
Other income (expense)                        (1,298)           (70)          266              63         (56)       (13)
                                             --------       --------     --------         -------     --------  ---------
Income (loss) before provision for
   income taxes                                1,235          3,301         1,525              62         364         96
Provision for income taxes                       418          1,221           545              11         ---        ---
Minority interest                                ---            ---           ---              34         ---        ---
                                             -------        -------      --------         -------     -------   --------
Net income before cumulative effect
   of a change in accounting principle           817          2,080           980              17         364         96
Cumulative effect of change in
   accounting principle                       (1,128)           ---           ---             ---         ---        ---
                                             --------       -------      --------         -------     -------   --------
Net income (loss)                            $  (311)       $ 2,080      $    980         $    17     $   364   $     96
                                             ========       =======      ========         =======     =======   ========

Basic and diluted net income per share       $ (.03)        $   .20      $    .11
                                             =======        =======      ========

Weighted number of shares outstanding         10,357         10,415         9,182
                                             =======        =======      ========


                                                The Company
                                                 Pro Forma
                                              ---------------
                                                Year Ended
                                           Dec. 30,     Dec. 31,
                                             1997         1996
                                           --------    --------

Income Statement Data:

Net sales                                   $18,557    $ 14,844
Costs and expenses:
   Cost of sales                              4,912       4,177
   Operating expenses                         8,281       6,747
   Depreciation and amortization              1,052         855
   Store closure expense                        ---         ---
                                            -------    --------
Entertainment and restaurant costs
   and expenses                              14,245      11,779
                                            -------    --------
Entertainment and restaurant
   operating income                           4,312       3,065
General and administrative expenses           2,014         915
Goodwill amortization                           242         237
                                            -------    --------
Income (loss) from operations                 2,056       1,913
Other income (expense)                          370         656
                                            -------    --------
Income (loss) before provision for
   income taxes                               1,686       1,257
Provision for income taxes                      605         471
Minority interest                               ---         ---
                                            -------    --------
Net income before cumulative effect
   of a change in accounting principle        1,081         786
Cumulative effect of change in
   accounting principle                         ---         ---
                                            -------    --------
Net income (loss)                           $ 1,081    $    786
                                            =======    ========

Basic and diluted net income per share      $   .12    $    .10
                                            =======    ========

Weighted number of shares outstanding         9,062       8,000
                                            =======    ========

                                                                                Historical
                                             -------------------------------------------------------------------------------
                                                                                                             Fox & Hound
                                                                                                          Entertainment and
                                                                  The Company                             Restaurant Group
                                             ---------------------------------------------------        ------------------
                                               December 28,      December 29,      December 30,          Year Ended Dec. 31,
                                                   1999              1998              1997               1996          1995
                                             --------------    --------------    ---------------        ---------    -------
                                                                                 (In thousands)
Balance Sheet Data:

Working capital (deficit)                       $   (630)           $  (947)       $   4,579             $ (554)     $  (447)

Total assets                                      41,352             41,284           23,224              2,520        2,638

Long-term debt, including current portion         14,395             11,815               --                696          759

Stockholders'/partners' equity                    22,232             23,736           21,665              1,564        1,559

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

      The Company began operations February 20, 1997 with three Fox and Hound and eight Bailey's entertainment restaurant locations, and opened three Fox and Hound and two Bailey's entertainment restaurant locations during the year ended December 30, 1997, opened thirteen Fox and Hound and three Bailey's entertainment restaurant locations during the year ended December 29, 1998 and opened five Fox and Hound entertainment restaurant locations and closed one Fox and Hound and one Bailey's entertainment restaurant location during the year ended December 28, 1999.

      Prior to December 30, 1998, pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, were capitalized and amortized over a 12 month period, beginning in the period that the restaurant opened. Effective December 30, 1998, pre-opening costs are expensed as incurred.

Results of Operations

      The following table sets forth for the periods indicated the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales and other selected operating data.

                                                                   Historical             Pro Forma
                                                            ---------------------------  ----------
                                                                          Year Ended(1)
                                                            ---------------------------------------
                                                            Dec. 28,        Dec. 29,       Dec. 30,
                                                              1999            1998           1997
                                                            ---------      ---------       -------
Income Statement Data:
    Net sales                                                 100.0%          100.0%         100.0%
    Costs and expenses:
       Cost of sales                                           27.4            27.6           26.4
       Operating expenses                                      52.1            45.7           44.6
       Depreciation and amortization                            6.6             8.4            5.7
       Store closure expense                                    2.0              --             --
                                                              -----           -----          -----
       Restaurant costs and expenses                           88.1            81.7           76.7
                                                              -----           -----          -----
       Restaurant operating income                             11.9            18.3           23.3
       General and administrative                               7.0             7.6           10.8
       Goodwill amortization                                    0.4             0.7            1.3
                                                              -----           -----          -----
    Income from operations                                      4.5            10.0           11.2
       Gain(loss) on disposal of assets                        (0.2)             --             --
       Other income, principally interest                        --             0.2            0.6
       Interest expense                                        (2.1)           (0.4)          (2.7)
                                                              -----           -----          -----
    Income before provision for income taxes                    2.2             9.8            9.1
    Provision for income taxes                                  0.7             3.6            3.3
                                                              -----           -----          -----
    Net income before cumulative effect of
       a change in accounting principle                         1.5             6.2            5.8
    Cumulative effect of change in
       accounting principle                                    (2.0)             --             --
                                                              -----           -----          -----
    Net income                                                 (0.5)%           6.2%           5.8%
                                                              =====           =====          =====

Restaurant Operating Data:
    Number of locations at end of period                         35              32             16
    Number of store operating weeks (2)                       1,843           1,085            644
    Annualized average weekly sales per location (3)         $1,578          $1,634         $1,492

----------

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

The Company

      Fifty-two Weeks Ended December 28, 1999 Compared to Fifty-two Weeks Ended December 29, 1998

      Net sales increased $21,816,000 (64.0%) for the fifty-two weeks ended December 28, 1999 to $55,930,000 from $34,114,000 in the fifty-two weeks ended December 29, 1998, which is attributable to a 69.9% increase in store operating weeks (1,843 versus 1,085) and a 3.4% decrease in average unit volumes ($1,578,000 versus $1,634,000). Same store sales decreased 0.5% for the fifty-two weeks ended December 28, 1999.

      Costs of sales, primarily food and beverages, increased $5,920,000 (62.8%) for the fifty-two weeks ended December 28, 1999 to $15,349,000 from $9,429,000 in the fifty-two weeks ended December 39, 1998, and such expenses decreased as a percentage of sales from 27.6% to 27.4%. This decrease is attributable to better food and beverage controls.

      Restaurant operating expenses for the fifty-two weeks ended December 28, 1999 increased $13,534,000 (86.8%) to $29,120,000 from $15,586,000 in the fifty-two weeks ended December 29, 1998, and such expenses increased as a percentage of net sales to 52.1% from 45.7%. This increase is attributable to higher labor costs (2.2%) resulting from the increase in food sales as a portion of the overall sales mix (which has a higher labor cost compared to beverages and entertainment), higher occupancy costs (1.1%) for units opened since June 1998, a one-time charge for a state sales tax assessment (0.6%), and higher other operating expenses (1.4%) including maintenance costs, premium TV costs and higher costs associated with training new managers. This increase is also attributable to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening expenses included in restaurant operating expenses for the fifty-two weeks ended December 28, 1999 was $487,000 or 0.9% of sales.

      Depreciation and amortization increased $822,000 (28.6%) for the fifty-two weeks ended December 28, 1999 to $3,697,000 from $2,875,000 in the fifty-two weeks ended December 29, 1998, and such expenses decreased as a percentage of net sales to 6.6% from 8.4%. This percentage decrease is due to the change in accounting method for preopening expenses. The preopening amortization expense included in depreciation and amortization for the fifty-two weeks ended December 29, 1998 was $941,000 or 2.8% of sales. Excluding the impact of preopening amortization, depreciation and amortization expense as a percentage of sales actually increased 1.0% due to higher depreciation costs for units opened since June 1998.

      Store closure expense was $1,087,000 or 2.0% of sales for the fifty-two weeks ended December 28, 1999 and represents the estimated costs associated with closing the Fox & Hound in Davenport, Iowa. The expense includes $394,000 of future lease costs, $640,000 in abandoned leasehold improvements and $53,000 in abandoned furniture, fixtures and equipment. This unit was opened in June 1998 and closed in October 1999. The unit had been experiencing consistent negative cash flows due to low sales volumes.

      General and administrative expenses increased $1,291,000 (49.5%) for the fifty-two weeks ended December 28, 1999 to $3,900,000 from $2,609,000 in the fifty-two weeks ended December 29, 1998, and such expenses decreased as a percentage of net sales from 7.6% to 7.0%. The decrease reflects the effect of leveraging the general and administrative expenses against higher sales. For fiscal 1998 and through February 28, 1999, certain accounting and administrative services were contracted from Coulter Enterprises, Inc. ("CEI"), a restaurant management services company owned by the Company's former Chairman of the Board, Jamie B. Coulter. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998 and through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per

28-day accounting period.

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

      The loss on disposal of assets consisted mainly of the disposal of certain POS equipment in six units which was replaced with POS systems consistent with the systems used in each of the other units.

      The interest earned during the fifty-two weeks ended December 29, 1998 was from the investment of the net proceeds of the Initial Public Offering. The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $1,035,000 for the fifty-two weeks ended December 28, 1999 to $1,175,000. This increase reflects the borrowings made to fund additional unit development .

      The effective income tax rate on income before the cumulative effect of a change in accounting principle for the fifty-two weeks ended December 28, 1999 was 33.8% and the effective income tax rate for the fifty-two weeks ended December 29, 1998 was 37.0%. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

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

      On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, interest taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Facility were used for restaurant development. As of December 28, 1999, the Company had borrowed $14,395,000 under the Facility. The Company is in compliance with all debt covenants.

      Cash flows from operations were $4,903,000 and purchases of property and equipment were $ 4,695,000 for the 52 weeks ended December 28, 1999.

      The Company intends to open up to four entertainment restaurant locations in 2000 and between five to seven locations in 2001. The Company expects to expend approximately $5.0 to $7.0 million to open new locations over the next 12 months.

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

Year 2000 Compliance

      The Company utilizes and is dependent upon computer systems and software to conduct its business. In 1997, the Company initiated a review and assessment of all hardware and software to confirm they will function properly in the year 2000. The systems and software include those developed and maintained by FSC in-house computer department as well as purchased software which is run on in-house computer systems, including POS systems and back-of-house systems in the units. The Company has experienced no Year 2000 issues and no problems are expected in the future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 7.76% for the year ended December 28, 1999. The following table presents the quantitative interest rate risks at December 28, 1999:

                                               Principal Amount by Expected Maturity
                                -------------------------------------------------------------------
                                                           (In thousands)
                                                                                                         Fair
                                                                                  There-                 Value
(dollars in thousands)          2000      2001      2002       2003      2004       after     Total    12/28/99
----------------------          ----      ----      ----       ----      ----       -----     -----    --------

Variable rate debt               --      $513     $3,223     $3,490     $3,780     $3,389    $14,395    $14,395
Average Interest Rate-
1/2% below prime               8.00%     8.00%      8.00%      8.00%      8.00%      8.00%

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

            (2)   Exhibits

                                INDEX TO EXHIBITS

Exhibit
 Number                              Exhibit
 ------                              -------

  *2.1 Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp.,
           Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey's Sports Grille, Inc. and Certain Limited Partners of N. Collins Enter-tainment, Ltd., 505 Entertainment, Ltd., Midway Entertain-ment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

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

 *10.7     Confidentiality and Non-Competition Agreement among F&H
           Dallas, L.P., Midway Entertainment, Ltd., N. Collins Entertain-ment, Ltd., 505 Entertainment, Ltd. and Jamie B. Coulter, dated December 6, 1996.

 *10.8 Non-Competition, Confidentiality and Non-Solicitation Agree-ment between the Registrant and Dennis L. Thompson, dated February 20, 1997.

 *10.9 Non-Competition, Confidentiality and Non-Solicitation Agree-ment between the Registrant and Thomas A. Hager, dated
           February 20, 1997.

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

*10.11     First Amendment to Lease by and between Real Alchemy I,
           L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.12 Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.13 Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

*10.14 Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

**21.1     Subsidiaries of Registrant.

**24.1 Powers of Attorney (included on the signature page of this Form 10-K).

**27.1     Financial Data Schedule.

----------

(b)   Reports on Form 8-K filed in the fourth quarter of 1998: none

* Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-23343).

**    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 17th day of March 2000.

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

       SIGNATURE                            TITLE                      DATE
       ---------                            -----                      ----


/s/ Dennis L. Thompson             Co-Chairman of the Board       March 17, 2000
------------------------------
  Dennis L. Thompson


/s/ Stephen P. Hartnett            Co-Chairman of the Board       March 17, 2000
------------------------------
  Stephen P. Hartnett


 /s/ Steven M. Johnson            Chief Executive Officer and     March 17, 2000
------------------------------              Director
   Steven M. Johnson            (principal executive officer)


   /s/ Gary M. Judd                 President and Director        March 17, 2000
------------------------------
     Gary M. Judd


  /s/ James K. Zielke              Chief Financial Officer,       March 17, 2000
------------------------------       Treasurer, Secretary
    James K. Zielke                      and Director
                                (principal accounting officer)

  /s/ Thomas A. Hager                      Director               March 17, 2000
------------------------------
    Thomas A. Hager


/s/ C. Wells Hall, III                     Director               March 17, 2000
------------------------------
  C. Wells Hall, III


  /s/ E. Gene Street                       Director               March 17, 2000
------------------------------
    E. Gene Street


/s/ John D. Harkey, Jr.                    Director               March 17, 2000
------------------------------
  John D. Harkey, Jr.

                      Total Entertainment Restaurant Corp.

                          Index to Financial Statements

                                                                            Page

Total Entertainment Restaurant Corp.
Report of Independent Certified Public Accountants ..........................F-2
Report of Independent Auditors ..............................................F-3
Consolidated Balance Sheets as of December 28, 1999 and December 29, 1998 ...F-4 Consolidated Statements of Income for the years ended December 28, 1999,
    December 29, 1998, and the period from February 7, 1997 (Inception)
    through December 30, 1997  ..............................................F-6
Consolidated Statements of Stockholders' Equity for the years ended
    December 28, 1999, December 29, 1998, and the period from
    February 7, 1997 (Inception) through December 30, 1997 ..................F-7
Consolidated Statements of Cash Flows for the years ended
    December 28, 1999, December 29, 1998, and the period from
    February 7, 1997 (Inception) through December 30, 1997 ..................F-8
Notes to Consolidated Financial Statements .................................F-10

               Report of Independent Certified Public Accountants

The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated balance sheet of Total Entertainment Restaurant Corp. as of December 28, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Restaurant Corp. as of December 28, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, on December 30, 1998, the Company changed its method of accounting for pre-opening costs.


                                         /s/ Grant Thornton LLP
Wichita, Kansas
January 28, 2000

                         Report of Independent Auditors

The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated balance sheet of Total Entertainment Restaurant Corp. as of December 29, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 29, 1998 and the period from February 7, 1997 (Inception) through December 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Restaurant Corp. at December 29, 1998, and the consolidated results of its operations and its cash flows for the year ended December 29, 1998 and the period from February 7, 1997 (Inception) through December 30, 1997, in conformity with generally accepted accounting principles.


                                         /s/ Ernst & Young LLP
March 22, 1999
Wichita, Kansas

                      Total Entertainment Restaurant Corp.
                           Consolidated Balance Sheets

                                                   December 28,     December 29,
                                                       1999             1998
                                                   -----------------------------
Assets
Current assets:

  Cash and cash equivalents                        $  2,550,469     $    945,861
  Inventories                                           973,156          854,686
  Preopening costs, net                                       -        1,789,740
  Deferred income taxes                                 136,827          106,408
  Other current assets                                  435,639          662,747
                                                   -----------------------------
Total current assets                                  4,096,091        4,359,442

Property and equipment:
  Land                                                  600,000          600,000
  Buildings                                             670,629          655,795
  Leasehold improvements                             20,720,043       19,175,677
  Equipment                                          13,189,864       11,922,806
  Furniture and fixtures                              3,108,243        2,633,742
                                                   -----------------------------
                                                     38,288,779       34,988,020
  Less accumulated depreciation and amortization      5,988,331        2,830,656
                                                   -----------------------------
Net property and equipment                           32,300,448       32,157,364

Other assets:
  Goodwill, net of accumulated amortization of
    $733,795 ($489,633 at December 29, 1998)          4,149,459        4,393,621
  Deferred income taxes                                 490,460                -
  Other assets                                          315,911          374,007
                                                   -----------------------------
Total other assets                                    4,955,830        4,767,628
                                                   -----------------------------

Total assets                                       $ 41,352,369     $ 41,284,434
                                                   =============================

                                                   December 28,     December 29,
                                                       1999             1998
                                                   -----------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                 $  1,040,448     $  3,046,165
  Accounts payable - affiliates                               -           11,451
  Sales tax payable                                     359,458          282,151
  Accrued payroll                                       655,702          465,519
  Accrued payroll taxes                                 355,543          337,994
  Accrued income taxes                                  876,838          358,583
  Lease obligation for closed store                     368,476                -
  Other accrued liabilities                             928,359          804,257
                                                   -----------------------------
Total current liabilities                             4,584,824        5,306,120


Notes payable                                        14,395,000       11,815,000
Deferred income taxes                                         -          427,537
Deferred revenue                                        140,769                -

Commitments                                                   -                -

Stockholders' equity:
  Preferred stock, $.10 par value, 2,000,000 shares
    authorized; none issued                                   -                -
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 9,681,271 shares issued and
    outstanding (10,415,000 at December 29, 1998)        96,813          104,150
  Additional paid-in capital                         19,385,229       20,571,178
  Retained earnings                                   2,749,734        3,060,449
                                                   -----------------------------
Total stockholders' equity                           22,231,776       23,735,777
                                                   -----------------------------

Total liabilities and stockholders' equity         $ 41,352,369     $ 41,284,434
                                                   =============================

                 See notes to consolidated financial statements

                      Total Entertainment Restaurant Corp.
                        Consolidated Statements of Income

                                                                                                Period from
                                                                                             February 7, 1997
                                                         Year ended         Year ended      (inception) through
                                                      December 28, 1999  December 29, 1998   December 30, 1997
                                                      ---------------------------------------------------------
Sales:
Food and beverage                                        $ 50,525,221       $ 30,009,876        $ 13,509,874
Entertainment and other                                     5,404,628          4,103,743           2,652,783
                                                         ---------------------------------------------------
  Total net sales                                          55,929,849         34,113,619          16,162,657

Cost and expenses:
  Cost of sales                                            15,349,274          9,428,645           4,287,185
  Entertainment and restaurant operating expenses          29,119,065         15,585,758           7,141,800
  Depreciation and amortization                             3,697,083          2,875,262             939,160
  Store closure expense                                     1,086,785                 --                  --
                                                         ---------------------------------------------------
Entertainment and restaurant costs and expenses            49,252,207         27,889,665          12,368,145
                                                         ---------------------------------------------------
Entertainment and restaurant operating income               6,677,642          6,223,954           3,794,512

General and administrative expenses:
  Related parties                                              60,563            320,599             337,140
  Other                                                     3,839,623          2,288,663           1,456,684
Goodwill amortization                                         244,163            244,163             209,539
                                                         ---------------------------------------------------
Income from operations                                      2,533,293          3,370,529           1,791,149
Other income (expense):
  Loss on disposal of assets                                 (123,648)                --                  --
  Other income (principally interest income)                      126             70,914             129,011
  Interest expense:
    Related parties                                                --                 --             (27,315)
    Other                                                  (1,174,739)          (140,376)           (367,960)
                                                         ---------------------------------------------------
Income before provision for income taxes                    1,235,032          3,301,067           1,524,885
Provision for income taxes                                    418,211          1,220,775             544,728
                                                         ---------------------------------------------------
Income before cumulative effect of a
   change in accounting principle                             816,821          2,080,292             980,157
Cumulative effect of a change in accounting principle      (1,127,536)                --                  --
                                                         ---------------------------------------------------
Net income (loss)                                        $   (310,715)      $  2,080,292        $    980,157
                                                         ===================================================

Basic and diluted (loss) earnings per share:
Earnings before cumulative effect of a
   change in accounting principle                        $       0.08       $       0.20        $       0.11
Cumulative effect of a change in accounting principle           (0.11)                --                  --
                                                         ---------------------------------------------------
Basic and diluted (loss) earnings per share              $      (0.03)      $       0.20        $       0.11
                                                         ===================================================

                       See notes to consolidated financial statements.

                             Total Entertainment Restaurant Corp.
                       Consolidated Statements of Stockholders' Equity

                                                         Common Stock
                                                   ----------------------    Additional
                                                                               Paid-in      Retained
                                                      Number      Amount       Capital      Earnings         Total
                                                   ------------------------------------------------------------------
Balance at February 7, 1997 (inception)                 8,000   $      80   $        920   $        --          1,000
  Common stock cancelled                               (8,000)        (80)            80            --             --
  Shares issued to acquire restaurant companies     8,000,000      80,000      1,449,390            --      1,529,390
  Shares issued - initial public offering           2,415,000      24,150     19,130,374            --     19,154,524
  Net income                                               --          --             --       980,157        980,157
                                                   ------------------------------------------------------------------
Balance at December 30, 1997                       10,415,000     104,150     20,580,764       980,157     21,665,071
  Additional initial public offering                       --          --         (9,586)           --         (9,586)
    expenses
  Net income                                               --          --             --     2,080,292      2,080,292
                                                   ------------------------------------------------------------------
Balance at December 29, 1998                       10,415,000     104,150     20,571,178     3,060,449     23,735,777
  Purchase and retirement of shares of
    common stock                                     (733,729)     (7,337)    (1,185,949)           --     (1,193,286)
  Net loss                                                 --          --             --      (310,715)      (310,715)
                                                   ------------------------------------------------------------------
Balance at December 28, 1999                        9,681,271   $  96,813   $ 19,385,229   $ 2,749,734   $ 22,231,776
                                                   ==================================================================

                 See notes to consolidated financial statements.

                      Total Entertainment Restaurant Corp.
                      Consolidated Statements of Cash Flows

                                                                                            Period from
                                                                                          February 7, 1997
                                                           Year ended     Year ended   (inception) through
                                                           December 28,   December 29,      December 30,
                                                              1999            1998             1997
                                                          -------------------------------------------------
Operating activities
  Net (loss) income                                        $   (310,715)   $  2,080,292     $    980,157
  Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
      Cumulative effect of a change in accounting
           principle                                          1,127,536              --               --
      Write off of property and equipment related
           to store closure                                     692,746              --               --
      Loss on disposal of assets                                123,648              --               --
      Depreciation                                            3,725,250       1,917,027          638,598
      Amortization                                              287,744       1,202,398          510,101
      Deferred taxes                                           (286,212)        165,250           77,284
      Net change in operating assets and liabilities:
        Accounts receivable - affiliate                              --              --           20,774
        Accounts receivable                                          --              --           56,702
        Inventories                                            (118,470)       (457,928)        (122,644)
        Preopening costs                                             --      (2,343,896)        (399,640)
        Other current assets                                    227,108        (312,423)        (150,307)
        Other assets                                             14,514        (212,989)        (236,649)
        Accounts payable                                     (2,005,717)        851,460          620,515
        Accounts payable - affiliates                           (11,451)        (13,195)        (104,404)
        Accrued liabilities                                     927,396       1,487,527          (66,932)
        Deferred revenue                                        140,769              --               --
        Lease obligation for closed store                       368,476              --               --
                                                           ---------------------------------------------
Net cash provided by operating activities                     4,902,612       4,363,523        1,823,555

Investing activities
  Purchases of property and equipment                        (4,694,718)    (19,758,730)      (6,358,118)
  Proceeds from disposal of assets                               10,000              --               --
  Cash of companies acquired in Exchange                             --              --          720,029
  Purchase of marketable securities                                  --              --       (7,465,056)
  Proceeds from sale of marketable securities                        --       3,315,056        4,150,000
                                                           ---------------------------------------------
Net cash used in investing activities                        (4,684,718)    (16,443,674)      (8,953,145)

Financing activities
  Proceeds from revolving note payable to bank               41,200,000      23,955,000       10,835,695
  Payments of revolving note payable to bank                (38,620,000)    (12,140,000)     (10,835,695)
  Payment of dividends payable to certain predecessor
      stockholders                                                   --              --       (1,675,332)
  Payment of notes payable to affiliates                             --              --         (233,000)
  Payment of notes payable to banks                                  --              --       (4,366,933)
  Payment of notes payable to stockholders                           --              --       (4,530,071)
  Net (expenses) proceeds from issuance of common stock              --          (9,586)      19,154,524
  Purchase of common stock                                   (1,193,286)             --               --
                                                           ---------------------------------------------
Net cash provided by financing activities                     1,386,714      11,805,414        8,349,188

                      Total Entertainment Restaurant Corp.
                Consolidated Statements of Cash Flows (continued)

                                                                                            Period from
                                                                                          February 7, 1997
                                                           Year ended     Year ended   (inception) through
                                                           December 28,   December 29,      December 30,
                                                              1999            1998             1997
                                                          -------------------------------------------------
Net (decrease) increase in cash and cash equivalents          1,604,608        (274,737)       1,219,598
Cash and cash equivalents at beginning of period                945,861       1,220,598            1,000
                                                           ---------------------------------------------
Cash and cash equivalents at end of period                 $  2,550,469    $    945,861     $  1,220,598
                                                           =============================================
Supplemental disclosure of cash flow information

Cash paid for interest                                     $  1,171,349    $    194,801     $    458,971
Cash paid for income taxes                                      190,668         561,600          547,812

Supplemental disclosure of non cash activity
Additions to property and equipment in accounts
  payable at year end                                      $         --    $  1,733,580     $         --

                 See notes to consolidated financial statements.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation and Description of Business

Total Entertainment Restaurant Corp. (the Company) was organized as a Delaware corporation on February 7, 1997, for the purpose of developing entertainment restaurant locations. Effective February 20, 1997, the Company entered into simultaneous stock exchange transactions and issued an aggregate of 8,000,000 shares of its common stock for all the common stock of Bailey's Sports Grille, Inc., all the common stock of F&H Restaurant Corp. and the remaining 25% minority interest in Fox & Hound Entertainment and Restaurant Group (collectively, the Exchange). The Exchange among the Company and F&H Restaurant Corp. was accounted for as a business combination using the purchase method of accounting. For accounting purposes, F&H Restaurant Corp. was deemed to be the acquiring corporation since, on completion of the Exchange, its former stockholders controlled 50% of the Company. Accordingly, the assets and liabilities of F&H Restaurant Corp. were recorded by the Company on the acquisition date using their historical amounts.

The Exchange among the Company and the owners of the remaining 25% of Fox & Hound Entertainment and Restaurant Group and the owners of Bailey's Sports Grille, Inc. was also accounted for using the purchase method of accounting. The operations of the Company effectively commenced on February 20, 1997, and include the operating results of the companies acquired in the Exchange from that date. The acquired assets and liabilities assumed have been recorded at their estimated fair values at the Exchange date, with exception of F&H Restaurant Corp., which was recorded at historical costs as described previously. The Exchange resulted in goodwill of approximately $4,740,000, including approximately $3,448,000 previously recorded by F&H Restaurant Corp. in its acquisition of its 75% partnership interest in the Fox & Hound Entertainment and Restaurant Group. The purchase price allocation to the assets and liabilities acquired in the Exchange is summarized as follows:

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
                                                 ==========

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation and Description of Business (continued)

Upon formation, the Company issued 8,000 shares of common stock at $0.125 per share. In connection with the Exchange, the shares originally issued were canceled and 100,000 new shares of common stock were issued. In February 1997, the Company's Board of Directors approved a 79 for 1 stock dividend. All share, per share, and stock option data included in the accompanying financial statements and notes thereto have been restated to reflect the stock dividend.

The following supplemental proforma information for the 52 weeks ended December 30, 1997 presents the combined results of operations of the Company as though the Exchange had occurred at January 1, 1997. The proforma information is unaudited and not necessarily indicative of the results of the Company had the Exchange occurred at such date.

Revenues                                        $18,557,115
Net income                                       $1,081,192
Basic earnings per share                              $0.12

As of December 28, 1999, the Company owned and operated 35 entertainment and restaurant locations under the Fox and Hound English Pub & Grille (Fox & Hound), Bailey's Sports Grille and Bailey's Pub & Grille (Bailey's) brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and late-night dining alternatives in a single location. The Company's entertainment restaurant locations appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox & Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. As of December 28, 1999, the Company owned and operated 23 Fox & Hounds and 12 Bailey's in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. The Company operates in one business segment.

The company has a 52/53 week fiscal year ending on the last Tuesday in December.

2. Significant Accounting Policies

o     Principles of Consolidation

The accompanying financial statements include the accounts of Total Entertainment Restaurant Corp. and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

o     Cash and Cash Equivalents

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

o     Concentration of Credit Risk

The Company's financial instruments exposed to credit risk consist primarily of cash. The Company places its cash with high credit financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit.

o     Inventories

Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

o     Pre-opening Costs

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which requires costs related to pre-opening activities be expensed as incurred. Prior to fiscal year 1999, the Company capitalized substantially all costs incurred prior to the opening of new restaurants, excluding those costs capitalized as property and equipment, and amortized such pre-opening costs over a one-year period. Accumulated amortization was $1,515,356 at December 29, 1998. The Company adopted the provisions of SOP 98-5 effective December 30, 1998. The effect of adoption of SOP 98-5 was to increase income from continuing operations in 1999 by $1,064,401 ($0.10 per share), net of tax expense of $625,125, and to record a charge for the cumulative effect of an accounting change of $1,127,536, net of tax benefits of $662,204, to expense costs that had been capitalized prior to 1999. Pro forma net income and earnings per share amounts, assuming the new accounting principle is applied retroactively, are as follows:

                                                       1998           1997
                                                       ----           ----
Net income--as reported                             $2,080,292       $980,157
Net income--pro forma                               $1,196,189       $736,723

Basic and diluted earnings per share--as reported       $ 0.20         $ 0.11
Basic and diluted earnings per share--pro forma         $ 0.11         $ 0.08

o     Property and Equipment

Property and equipment are stated at cost. Maintenance repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

Buildings and leasehold improvements are amortized on the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the assets, which range from 5 to 30 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to seven years.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

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

o     Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the periods ended December 28, 1999, December 29, 1998, and December 30, 1997 were $622,555, $489,929, and $179,737, respectively.

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

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

o     Earnings per Share

Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

o     Reclassifications

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

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

On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past fifty-two weeks. The note is secured by substantially all assets of the Company. The note restricts the ability of the Company to pay dividends. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in The Wall Street Journal (8.50% and 7.25% at December 28, 1999 and December 29, 1998, respectively). Proceeds from the Facility were used for restaurant development and acquisition of treasury

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

5. Revolving Note Payable (continued)

stock. As of December 28, 1999 and December 29, 1998, the Company had borrowed $14,395,000 and $11,815,000, respectively, under the Facility.

The following represents future maturities of the note:

      2001                         $   512,618
      2002                           3,222,972
      2003                           3,490,477
      2004                           3,780,185
      2005                           3,388,748
                                   -----------
      Total                        $14,395,000
                                   ===========

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

o     1997 Incentive and Nonqualified Stock Option Plan

      In March 1997, the Board of Directors adopted a stock option plan providing for incentive and nonqualified stock options pursuant to which up to 1,500,000 shares of common stock will be available for issuance. The Plan was amended in May 1999 to increase the number of authorized shares reserved for issuance to 1,600,000 shares from 1,500,000 shares. The Plan covers the former Chairman of the Board, certain officers and key employees. Options granted have a vesting period of three to five years and a life of ten years.

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

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

6. Stock Options (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                    December 28,    December 29,   December 30,
                                        1999            1998           1997
                                    ------------    ------------   ------------
Pro forma net (loss) income          $(524,264)     $1,719,143       $838,152
Pro forma (loss) earnings per
   share--basic and diluted             $(0.05)          $0.17          $0.09
Weighted  average  fair  value of
  options granted during the year        $3.05           $2.56          $3.45

A summary of the Company's stock option activity and related information for the periods ended December 28, 1999, December 29, 1998, and December 30, 1997 follows:

                              December 28, 1999       December 29, 1998      December 30, 1997
                             -------------------     -------------------    -------------------
                             Weighted                Weighted               Weighted
                             Average                 Average                Average
                             Exercise                Exercise               Exercise
                              Price      Options      Price      Options     Price      Options
                             --------    -------     --------    -------    ---------   -------
Outstanding beginning         $ 7.19    1,129,401     $ 8.87     812,746       $  -         -
   of period
     Granted                    4.02      638,292       3.80     432,584       8.89     829,414
     Exercised                    -             -         -            -          -         -
     Canceled                  (6.05)    (586,790)     (6.30)   (115,929)    (9.00)     (16,668)
                                        ---------              ---------                -------
Outstanding end of period     $ 5.57    1,180,903     $ 7.19   1,129,401     $ 8.87     812,746
                                        =========              =========                =======

As of December 28, 1999, the Company's outstanding options have a weighted average remaining contract life of 8.5 years and exercise prices ranging from $1.57 to $9.00. There were 220,539 options exercisable at December 28, 1999 and 150,650 options exercisable at December 29,1998.

7. Related Party Transactions

The Company utilized an affiliate to provide certain accounting, computer, and administrative services during 1999, 1998, and 1997. The Company incurred fees of $60,563, $320,599, and $337,140 related to these services for the periods ended December 28, 1999, December 29, 1998, and December 30, 1997, respectively.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

8. Leases

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 2000 and 2010. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. Total rental expense for the periods ended December 28, 1999, December 29, 1998, and December 30, 1997 were $3,196,886, $1,564,399,
$846,330, respectively, of which $223,923, $241,892, and $229,218, respectively, were paid to a related party. There were no contingent rentals during 1999, 1998, or 1997.

The following presents the future minimum lease payments under noncancelable operating leases with initial terms in excess of one year for each of the next five years and thereafter as of December 28, 1999:

      2000                         $ 3,361,000
      2001                           2,902,991
      2002                           2,717,632
      2003                           2,071,343
      2004                             538,517
      Thereafter                     1,371,671
                                   -----------
      Total                        $12,963,154
                                   ===========

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              1999        1998      1997
                                           ------------------------------
Numerator
Net (loss) income                            $ (311)     $2,080      $980
                                           ==============================

Denominator
  Denominator for basic (loss) earnings
    per share - weighted-average shares       10,348     10,415     9,182

Effect of dilutive securities:
  Employee stock options                           4         21        --
                                           ------------------------------

Dilutive potential common shares
  Denominator for diluted (loss)
    earnings per share - adjusted
    weighted-average shares and assumed       10,352     10,436     9,182
    conversions                            ==============================
Basic (loss) earnings per common share        $(0.03)     $0.20     $0.11
                                           ==============================
Diluted (loss) earnings per common share      $(0.03)     $0.20     $0.11
                                           ==============================

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

10. Income Taxes

The Company's provision for income taxes consists of the following:

                                     December 28,   December 29,   December 30,
                                         1999           1998           1997
                                     ------------------------------------------
Current:
   Federal                             $ 534,938     $  836,853      $ 378,051
   State                                  49,953        218,672         89,393
                                       ---------------------------------------
Total Current                            584,891      1,055,525        467,444
Deferred:
   Federal                              (777,401)       137,563         64,165
   State                                 (51,483)        27,687         13,119
                                       ---------------------------------------
Total Deferred                          (828,884)       165,250         77,284
                                       ---------------------------------------
Total income tax (benefit) expense     $(243,993)    $1,220,775      $ 544,728
                                       =======================================

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 28, 1999, December 29, 1998, and December 30, 1997 are as follows:

                                      December 28,  December 29,    December 30,
                                          1999          1998            1997
                                     ------------------------------------------
Deferred tax assets:
  Preopening and organization costs    $  760,554    $  78,406       $ 149,151
  Store closure costs                     429,795           --              --
  Deferred revenue                         57,012           --              --
  Bonuses                                  26,447           --              --
  Vacation                                 38,208       39,309          16,456
  Federal tax credit carryovers           604,588           --              --
  Other                                    72,226       38,828          18,034
                                       ---------------------------------------
  Total deferred tax assets             1,988,830      156,543         183,641
                                       ---------------------------------------

Deferred tax liabilities:
  Property and equipment                1,103,778      334,042         235,587
  Goodwill                                150,704      118,171         103,933
  Other                                   107,061       25,459              --
                                       ---------------------------------------
Total deferred tax liabilities          1,361,543      477,672         339,520
                                       ---------------------------------------
Net deferred tax asset (liability)     $  627,287    $(321,129)      $(155,879)
                                       =======================================

The federal tax credit carryovers consist of credits for social security taxes paid on tips in excess of minimum wage of $327,006 which expire in 2018 and 2019 and credits for alternative minimum tax of $277,582 which have no expiration date.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

10. Income Taxes (continued)

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

                                                  December 28,          December 29,         December 30,
                                                     1999                  1998                 1997
                                             -------------------------------------------------------------
                                               Amount     Rate       Amount     Rate      Amount     Rate
                                             -------------------------------------------------------------
Income tax (benefit) expense at federal
   statutory rate                            $(188,601)    34.0%   $1,122,363    34.0%   $ 518,460    34.0%
State income taxes, net of
   federal (provision) benefit                 (15,217)     2.7       141,616     4.3       65,418     4.3
Tax credits                                   (126,615)    22.8       (92,565)   (2.8)     (59,151)   (3.9)
Other items, net                                86,440    (15.5)       49,361     1.5       20,001     1.3
                                             -------------------------------------------------------------
Actual income tax (benefit) expense          $(243,993)    44.0%    $1,220,775   37.0%   $ 544,728    35.7%
                                             =============================================================

11. Fair Values of Financial Instruments

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents and debt instruments, approximates its fair value.