Form 10-Q
period 2000-03-21
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2000-05-05
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission file number
         March 21, 2000                                 000-22753
         --------------                                 ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                            52-2016614
           --------                                            ----------
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

                                                                |X| Yes   |_| No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 5, 2000
           -----                                  --------------------------
Common Stock, $.01 par value                            9,466,571 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets at
      March 21, 2000 and December 28, 1999                                   2

      Condensed Consolidated Statements of
      Operations for the twelve weeks ended
      March 21, 2000 and March 23, 1999                                      3

      Condensed Consolidated Statements of
      Cash Flows for the twelve weeks ended
      March 21, 2000 and March 23, 1999                                      4

      Notes to Condensed Consolidated
      Financial Statements                                                   5

Item 2. Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                                  6

Item 3. Quantitative and Qualitative
      Disclosures About Market Risk                                         10

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                               11

Item 6. Exhibits and Reports on Form 8-K                                    11

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                     March 21, 2000      December 28, 1999
                                                     --------------      -----------------
                 ASSETS
Current assets:
   Cash and cash equivalents                           $ 2,470,394          $ 2,550,469
   Inventories                                             937,988              973,156
   Deferred income taxes                                    92,710              136,827
   Other current assets                                    534,077              435,639
                                                       -----------          -----------
       Total current assets                              4,035,169            4,096,091

Property and equipment:
   Land                                                    600,000              600,000
   Buildings                                               670,629              670,629
   Leasehold improvements                               20,738,717           20,720,043
   Equipment                                            13,193,710           13,189,864
   Furniture and fixtures                                3,130,732            3,108,243
                                                       -----------          -----------
                                                        38,333,788           38,288,779
   Less accumulated depreciation and amortization        6,769,946            5,988,331
                                                       -----------          -----------
                                                        31,563,842           32,300,448
Other assets:
   Goodwill, net of accumulated amortization             4,093,113            4,149,459
   Deferred income taxes                                   487,494              490,460
   Other assets                                            310,094              315,911
                                                       -----------          -----------
Total other assets                                       4,890,701            4,955,830
                                                       -----------          -----------
          Total assets                                 $40,489,712          $41,352,369
                                                       ===========          ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $   996,971          $ 1,040,448
   Sales tax payable                                       337,387              359,458
   Accrued payroll                                         666,529              655,702
   Accrued payroll taxes                                   351,336              355,543
   Accrued income taxes                                    595,046              876,838
   Lease obligation for closed store                       342,210              368,476
   Other accrued liabilities                               959,202              928,359
                                                       -----------          -----------
          Total current liabilities                      4,248,681            4,584,824

Notes payable                                           13,305,000           14,395,000
Deferred Revenue                                           152,626              140,769

Stockholders' Equity:
   Preferred stock
   Common stock                                             94,725               96,813
   Additional paid-in capital                           18,967,630           19,385,229
   Retained earnings                                     3,721,050            2,749,734
                                                       -----------          -----------
          Total stockholders' equity                    22,783,405           22,231,776
                                                       -----------          -----------
          Total liabilities and stockholders' equity   $40,489,712          $41,352,369
                                                       ===========          ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Twelve weeks    Twelve weeks
                                                         ended           ended
                                                     Mar. 21, 2000   Mar. 23, 1999
                                                     -------------   -------------
Sales:
    Food and beverage                                 $ 12,268,635    $ 12,926,532
    Entertainment and other                              1,381,155       1,456,987
                                                      ------------    ------------
       Total net sales                                  13,649,790      14,383,519
Costs and expenses:
    Costs of sales                                       3,543,680       3,959,097
    Entertainment and restaurant operating expenses      6,437,591       7,108,299
    Depreciation and amortization                          837,475         796,556
                                                      ------------    ------------
Entertainment and restaurant costs and expenses         10,818,746      11,863,952
                                                      ------------    ------------
Entertainment and restaurant operating income            2,831,044       2,519,567
General and administrative expenses                        957,954         893,662
Goodwill amortization                                       56,345          56,345
                                                      ------------    ------------
Income from operations                                   1,816,745       1,569,560

Other income (expense):
    Loss on disposal of assets                             (25,691)             --
    Interest expense                                      (249,283)       (230,171)
                                                      ------------    ------------
Income before provision for income taxes                 1,541,771       1,339,389
Provision for income taxes                                 570,455         495,574
                                                      ------------    ------------
Income before cumulative effect of a
    change in accounting principle                         971,316         843,815

Cumulative effect of change in
    accounting principle (net of income tax)                    --      (1,127,536)
                                                      ------------    ------------
Net income (loss)                                     $    971,316    $   (283,721)
                                                      ============    ============

Basic and diluted earnings (loss) per share:
    Earnings before cumulative effect of a
       change in accounting principle                 $       0.10    $       0.08
    Cumulative effect of change in
       accounting principle (net of income tax)                 --           (0.11)
                                                      ------------    ------------
Basic and diluted earnings (loss) per share           $       0.10    $      (0.03)
                                                      ============    ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Twelve weeks ended    Twelve weeks ended
                                                                  March 21, 2000        March 23, 1999
                                                                ------------------    ------------------
Cash flows from operating activities:
 Net income (loss)                                                 $    971,316          $   (283,721)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Cumulative effect of change in accounting principle                     --             1,127,536
     Deferred income taxes                                               47,083                    --
     Loss on disposal of assets                                          25,691                    --
     Depreciation and amortization                                      899,042               852,901
     Net change in operating assets and liabilities:
         Change in operating assets                                     (64,189)              (44,423)
         Change in operating liabilities                               (324,286)             (209,775)
                                                                   ------------          ------------
         Net cash provided by operating activities                    1,554,657             1,442,518

Cash flows from investing activities:
 Purchases of property and equipment                                   (151,745)           (3,111,190)
 Proceeds from disposal of assets                                        26,700                    --
                                                                   ------------          ------------
         Net cash used in investing activities                         (125,045)           (3,111,190)

Cash flows from financing activities:
 Proceeds from revolving note payable to bank                         9,615,000            11,800,000
 Payments of revolving note payable to bank                         (10,705,000)           (8,660,000)
 Purchases of common stock                                             (419,687)                   --
                                                                   ------------          ------------
         Net cash (used in) provided by financing activities         (1,509,687)            3,140,000
                                                                   ------------          ------------

         Net (decrease) increase in cash and cash equivalents           (80,075)            1,471,328

Cash and cash equivalents at beginning of period                      2,550,469               945,861
                                                                   ------------          ------------
Cash and cash equivalents at end of period                         $  2,470,394          $  2,417,189
                                                                   ============          ============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                            $    277,283          $    228,111
 Cash paid for income taxes                                             805,164                 8,900

Supplemental disclosure of non cash activity
 Additions to property and equipment in accounts
   payable                                                         $         --          $    200,000

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Description of Business

      The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1999 Form 10-K. The results of the twelve weeks ended March 21, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000.

2. Stock Options

      During the twelve week period ended March 21, 2000, the Company granted to certain key employees stock options for 55,000 shares of Common Stock at exercise prices ranging from $1.438 to $1.688 per share and cancelled options for 46,461 shares with a weighted average exercise price of $5.064 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company also granted to certain non-employee Directors stock options for 12,000 shares of Common Stock at exercise prices ranging from $1.625 to $1.688 per share pursuant to its 1997 Directors Stock Option Plan.

3. Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 21, 2000 and March 23, 1999 were 9,595,258 and 10,415,000, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 21, 2000 and March 23, 1999 were 9,596,314 and 10,551,333, respectively.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      As of March 21, 2000, the Company owned and operated 35 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of March 21, 2000, the Company owned and operated 23 Fox and Hounds and 12 Bailey's located in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of March 23, 1999, the Company owned and operated 24 Fox and Hounds and 13 Bailey's.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended March 21, 2000, food and non-alcoholic beverages were 32.6% of total sales, alcoholic beverages were 57.3% of total sales and entertainment and other were 10.1% of total sales. For the twelve weeks March 23, 1999, food and non-alcoholic beverages were 34.9% of total sales, alcoholic beverages were 55.0% of total sales and entertainment and other were 10.1% of total sales.

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

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:

                                                             Twelve Weeks Ended(1)
                                                             ---------------------
                                                             Mar. 21,     Mar. 23,
                                                               2000         1999
                                                             --------     --------
Operating Statement Data:
   Sales .................................................      100.0%       100.0%
   Costs and expenses:
      Costs of sales .....................................       26.0         27.5
      Entertainment and restaurant operating expenses ....       47.2         49.5
      Depreciation and amortization ......................        6.1          5.5
                                                             --------     --------

         Entertainment and restaurant costs and expenses .       79.3         82.5
                                                             --------     --------

   Entertainment and restaurant operating income .........       20.7         17.5
   General and administrative expenses ...................        7.0          6.2
   Goodwill amortization .................................        0.4          0.4
                                                             --------     --------
   Income from operations ................................       13.3         10.9
   Loss on disposal of assets ............................       (0.2)          --
   Interest expense ......................................       (1.8)        (1.6)
                                                             --------     --------

   Income before provision for income taxes and cumulative
      effect of a change in accounting principle .........       11.3          9.3
   Provision for income taxes ............................        4.2          3.4
                                                             --------     --------

   Income before cumulative effect of a change in
      accounting principle ...............................        7.1          5.9
   Cumulative effect of change in accounting principle ...         --         (7.8)
                                                             --------     --------

   Net income (loss) .....................................        7.1%        (1.9)%

Restaurant Operating Data (dollars in thousands):
   Annualized average weekly sales per location(2) .......   $  1,689     $  1,819
   Number of restaurants at end of the period ............         35           37

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

Twelve Weeks Ended March 21, 2000 Compared to Twelve Weeks Ended March 23, 1999

      Net sales decreased $734,000 (5.1%) for the twelve weeks ended March 21, 2000 to $13,650,000 from $14,384,000 for the twelve weeks ended March 23, 1999, which is due to lower average unit volumes for units open less than 18 months and the closing of 2 units since March 23, 1999. Same store sales for units open more than 18 months increased 2.5% in the twelve weeks ended March 21, 2000 compared to the twelve weeks ended March 23, 1999.

      Costs of sales, primarily food and beverages, decreased $415,000 (10.5%) for the twelve weeks ended March 21, 2000 to $3,544,000 from $3,959,000 in the twelve weeks ended March 23, 1999, and decreased as a percentage of sales to 26.0% from 27.5%. This decrease is principally attributable to improved controls at the restaurant level.

      Restaurant operating expenses decreased $670,000 (9.4%) for the twelve weeks ended March 21, 2000 to $6,438,000 from $7,108,000 in the twelve weeks ended March 23, 1999, and decreased as a percentage of net sales to 47.2% from 49.5%. This decrease is attributable to lower labor costs (1.5%) resulting from improved controls at the restaurant level, preopening expenses incurred in 1999 associated with the five stores opened during the first quarter of 1999 (3.0%), offset by increases in higher occupancy costs as a percentage of sales (0.7%) as a result of lower average unit volumes, and higher other operating expenses (1.9%) including maintenance costs and higher costs associated with recruiting and training new managers.

      Depreciation and amortization increased $40,000 (5.1%) for the twelve weeks ended March 21, 2000 to $837,000 from $797,000 in the twelve weeks ended March 23, 1999, and increased as a percentage of sales to 6.1% from 5.5%. This increase is due principally to the depreciation expense on new units opened during the first quarter of 1999.

      General and administrative expenses increased $64,000 (7.2%) for the twelve weeks ended March 21, 2000 to $958,000 from $894,000 in the twelve weeks ended March 23, 1999, and increased as a percentage of sales to 7.0% from 6.2%. This percentage increase reflects the deleveraging of lower sales volumes for the twelve weeks ended March 21, 2000 compared with the twelve weeks ended March 23, 1999. Through February 28, 1999, certain accounting and administrative services were contracted from Lone Star Steakhouse & Saloon, Inc. ("Lone Star"), a restaurant company, of which the Company's former Chairman of the Board, Jamie
B. Coulter is Chairman and CEO. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. Through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period. Beginning March 1, 1999, these services were provided by Franchise Services Company ("FSC") at a market rate.

      Interest expense increased $19,000 for the twelve weeks ended March 21, 2000 to $249,000. This increase reflects a higher interest rate applicable to the revolving note payable in the current year compared with the prior year.

      The effective income tax rate for the twelve weeks ended March 21, 2000 and for the twelve weeks ended March 23, 1999 was 37.0%.

Quarterly Fluctuations, Seasonality and Inflation

      As a result of the revenues associated with each new location, the timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase. To date, inflation has not had a material impact on operating margins.

Liquidity and Capital Resources

      On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Facility are being used for restaurant development and stock repurchases.

      Cash flows from operations were $1,555,000, purchases of property and equipment were $152,000, and net payments of the revolving note payable to bank was $1,090,000 for the twelve week period ending March 21, 2000.

      On February 29, 2000, the Board of Directors authorized an increase in the Company's stock repurchase program for up to an additional 500,000 shares of the Company's common stock. This approval supplemented the Board's authorization on October 5, 1999 to purchase 1,000,000 shares of stock. As of March 21, 2000, the Company has spent $1,613,000 on share repurchases and has repurchased 942,529 shares of commmon stock.

      At March 21, 2000, the Company had $2,470,000 in cash and cash equivalents. The Company intends to open up to five new locations in 2000. Three leases have been executed and two units are currently under non-binding letters of intent to lease with pending contingencies. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $5.0 to $7.0 million to open new locations over the next twelve months.

      The Company believes the funds available from the Facility and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 8.09% for the twelve weeks ended March 21, 2000. The following table presents the quantitative interest rate risks at March 21, 2000:

                                                      Principal Amount by Expected Maturity
                                      -----------------------------------------------------------------------
                                                                  (In thousands)
                                                                                                                   Fair
                                                                                        There-                    Value
(dollars in thousands)          2000       2001       2002       2003          2004     after        Total      3/21/00
------------------------------  ----       ----       ----       -----        -----     ------       -----      -------
Variable rate debt                --      $  469    $  2,958    $  3,219    $  3,504    $ 3,155     $ 13,305    $ 13,305
Average Interest Rate--
  1/2% below prime              8.50%       8.50%       8.50%       8.50%       8.50%      8.50%

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) The following unregistered securities were issued by the Company during the twelve weeks ended March 21, 2000:

                                                       Number of Shares
                               Description of         Sold/Issued/Subject     Offering/Exercise
Date of Sale/Issuance        Securities Issued      to Options or Warrants     Price Per Share
---------------------        -----------------      ----------------------     ---------------
January 7, 2000             Common Stock Options             3,000                  $ 1.688
January 7, 2000             Common Stock Options             3,000                  $ 1.688
January 14, 2000            Common Stock Options             3,000                  $ 1.625
January 14, 2000            Common Stock Options             3,000                  $ 1.625
January 10, 2000            Common Stock Options            10,000                  $ 1.688
January 12, 2000            Common Stock Options             5,000                  $ 1.688
January 12, 2000            Common Stock Options             5,000                  $ 1.688
January 12, 2000            Common Stock Options             5,000                  $ 1.688
January 26, 2000            Common Stock Options             5,000                  $ 1.438
January 26, 2000            Common Stock Options             5,000                  $ 1.438
February 2, 2000            Common Stock Options             5,000                  $ 1.688
February 6, 2000            Common Stock Options            15,000                  $ 1.688

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

                                           Total Entertainment Restaurant Corp.
                                           (Registrant)


Date       May 5, 2000                     /s/ James K. Zielke
      -------------------                  -------------------
                                           James K. Zielke
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Duly Authorized Officer)