Form 10-Q
period 2000-06-13
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2000-07-27
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                           Commission file number
       June 13, 2000                                            000-22753
       -------------                                            ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                              52-2016614
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

          Class                                    Outstanding at July 13, 2000
          -----                                           9,361,571 shares
Common Stock, $.01 par value

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
     June 13, 2000 and December 28, 1999                                    2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     June 13, 2000 and June 15, 1999                                        3

     Condensed Consolidated Statements of
     Operations for the twenty-four weeks ended
     June 13, 2000 and June 15, 1999                                        4

     Condensed Consolidated Statements of
     Cash Flows for the twenty-four weeks ended
     June 13, 2000 and June 15, 1999                                        5

     Notes to Condensed Consolidated
     Financial Statements                                                   6

Item 2. Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                  7

Item 3. Quantitative and Qualitative
     Disclosures About Market Risk                                         12

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                              13
Item 4. Submission of Matters to a Vote of Stockholders                    13
Item 6. Exhibits and Reports on Form 8-K                                   14

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 13, 2000  December 28, 1999
                                                                         -------------  -----------------
                          ASSETS

Current assets:
   Cash and cash equivalents                                             $   2,181,362    $  2,550,469
   Inventories                                                                 918,170         973,156
   Deferred income taxes                                                        82,763         136,827
   Other current assets                                                        566,271         435,639
                                                                         -------------    ------------
       Total current assets                                                  3,748,566       4,096,091

Property and equipment:
   Land                                                                        600,000         600,000
   Buildings                                                                   670,629         670,629
   Leasehold improvements                                                   20,811,335      20,720,043
   Equipment                                                                13,202,132      13,189,864
   Furniture and fixtures                                                    3,138,247       3,108,243
                                                                         -------------    ------------
                                                                            38,422,343      38,288,779
   Less accumulated depreciation and amortization                            7,583,101       5,988,331
                                                                         -------------    ------------
                                                                            30,839,242      32,300,448
Other assets:
   Goodwill, net of accumulated amortization                                 4,036,768       4,149,459
   Deferred income taxes                                                       480,357         490,460
   Investment in partnership interests                                         100,000              --
   Other assets                                                                307,306         315,911
                                                                         -------------    ------------
Total other assets                                                           4,924,431       4,955,830
                                                                         -------------    ------------
          Total assets                                                   $  39,512,239    $ 41,352,369
                                                                         =============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $     964,327    $  1,040,448
   Sales tax payable                                                           446,941         359,458
   Accrued payroll                                                             658,773         655,702
   Accrued payroll taxes                                                       531,510         355,543
   Accrued income taxes                                                        697,699         876,838
   Lease obligation for closed store                                           315,944         368,476
   Other accrued liabilities                                                 1,073,408         928,359
                                                                         -------------    ------------
          Total current liabilities                                          4,688,602       4,584,824

Notes payable                                                               11,840,000      14,395,000
Deferred revenue                                                               145,703         140,769

Stockholders' equity:
   Preferred stock                                                                  --              --
   Common stock                                                                 93,616          96,813
   Additional paid-in capital                                               18,728,297      19,385,229
   Retained earnings                                                         4,016,021       2,749,734
                                                                           -----------      ----------
          Total stockholders' equity                                        22,837,934      22,231,776
                                                                           -----------      ----------
          Total liabilities and stockholders' equity                     $  39,512,239    $ 41,352,369
                                                                         =============    ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Twelve weeks   Twelve weeks
                                                        ended         ended
                                                    June 13,2000   June 15,1999
                                                    ------------   ------------

Sales:
   Food and beverage                                $ 10,789,539   $ 11,501,979
   Entertainment and other                             1,216,684      1,294,438
                                                    ------------   ------------
       Total net sales                                12,006,223     12,796,417
Costs and expenses:
   Costs of sales                                      3,158,884      3,551,724
   Entertainment and restaurant operating expenses     6,345,274      6,876,297
   Depreciation and amortization                         825,188        861,505
                                                    ------------   ------------
Entertainment and restaurant costs and expenses       10,329,346     11,289,526
                                                    ------------   ------------
Entertainment and restaurant operating income          1,676,877      1,506,891
General and administrative expenses                      903,851      1,003,924
Goodwill amortization                                     56,342         56,345
                                                    ------------   ------------
Income from operations                                   716,684        446,622

Other income (expense):
   Loss on disposal of assets                             (6,042)            --
   Interest expense                                     (242,433)      (241,717)
                                                    ------------   ------------
Income before provision for income taxes                 468,209        204,905
Provision for income taxes                               173,238         76,218
                                                    ------------   ------------
Net income                                          $    294,971   $    128,687
                                                    ============   ============

Basic and diluted earnings per share                $       0.03   $       0.01
                                                    ============   ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Twenty-four    Twenty-four
                                                    weeks ended    weeks ended
                                                    June 13,2000   June 15,1999
                                                    ------------   ------------

Sales:
   Food and beverage                                $ 23,058,174   $ 24,428,511
   Entertainment and other                             2,597,839      2,751,425
                                                    ------------   ------------
       Total net sales                                25,656,013     27,179,936
Costs and expenses:
   Costs of sales                                      6,702,564      7,510,821
   Entertainment and restaurant operating expenses    12,782,865     13,984,596
   Depreciation and amortization                       1,662,663      1,658,061
                                                    ------------   ------------
Entertainment and restaurant costs and expenses       21,148,092     23,153,478
                                                    ------------   ------------
Entertainment and restaurant operating income          4,507,921      4,026,458
General and administrative expenses                    1,861,805      1,897,586
Goodwill amortization                                    112,687        112,690
                                                    ------------   ------------
Income from operations                                 2,533,429      2,016,182

Other income (expense):
   Loss on disposal of assets                            (31,733)            --
   Interest expense                                     (491,716)      (471,888)
                                                    ------------   ------------
Income before provision for income taxes               2,009,980      1,544,294
Provision for income taxes                               743,693        571,792
                                                      ----------   ------------
Income before cumulative effect of a
   change in accounting principle                      1,266,287        972,502

Cumulative effect of change in
   accounting principle (net of income tax)                   --     (1,127,536)
                                                    ------------   ------------
Net income (loss)                                   $  1,266,287       (155,034)
                                                    ============   ============

Basic and diluted earnings (loss) per share:
   Earnings before cumulative effect of a
       change in accounting principle               $       0.13           0.09
   Cumulative effect of change in
       accounting principle (net of income tax)               --          (0.11)
                                                    ------------   ------------
Basic and diluted earnings (loss) per share         $       0.13          (0.02)
                                                    ============   ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Twenty-four       Twenty-four
                                                                weeks ended       weeks ended
                                                               June 13, 2000     June 15, 1999
                                                               -------------     -------------
Cash flows from operating activities:
 Net income (loss)                                             $   1,266,287     $    (155,034)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Cumulative effect of change in accounting principle                  --         1,127,536
     Deferred income taxes                                            64,167                --
     Loss on disposal of assets                                       31,733                --
     Depreciation and amortization                                 1,775,354         1,770,751
     Net change in operating assets and liabilities:
         Change in operating assets                                  (78,695)          (22,386)
         Change in operating liabilities                             108,713          (853,812)
                                                               -------------     -------------
         Net cash provided by operating activities                 3,167,559         1,867,055

Cash flows from investing activities:
 Purchases of property and equipment                                (259,856)       (3,775,010)
 Purchases of limited partnership interests                         (100,000)               --
 Proceeds from disposal of assets                                     38,320                --
                                                               -------------     -------------
         Net cash used in investing activities                      (321,536)       (3,775,010)

Cash flows from financing activities:
 Proceeds from revolving note payable to bank                     17,400,000        21,170,000
 Payments of revolving note payable to bank                      (19,955,000)      (17,665,000)
 Purchases of common stock                                          (660,130)               --
                                                               -------------     -------------
         Net cash (used in) provided by financing activities      (3,215,130)        3,505,000
                                                               -------------     -------------

         Net (decrease) increase in cash and cash equivalents       (369,107)        1,597,045

Cash and cash equivalents at beginning of period                   2,550,469           945,861
                                                               -------------     -------------
Cash and cash equivalents at end of period                     $   2,181,362     $   2,542,906
                                                               =============     =============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                        $     544,636     $     500,298
 Cash paid for income taxes                                          858,664            15,400

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Description of Business

      The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1999 Form 10-K. The results of the twelve weeks and twenty-four weeks ended June 13, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000.

2. Stock Options

      During the twenty-four week period ended June 13, 2000, the Company granted to certain key employees stock options for 32,500 shares of Common Stock at exercise prices ranging from $1.688 to $2.125 per share and cancelled options for 56,461 shares with a weighted average exercise price of $4.146 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company also granted to certain non-employee Directors stock options for 12,000 shares of Common Stock at exercise prices ranging from $1.625 to $1.688 per share pursuant to its 1997 Directors Stock Option Plan.

3. Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended June 13, 2000 and June 15, 1999 were 9,451,591 and 10,415,000, respectively; the number of weighted averaged shares outstanding for the twenty-four week periods ended June 13, 2000 and June 15, 1999 were 9,523,425 and 10,415,000, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 13, 2000 and June 15, 1999 were 9,456,731 and 10,437,681, and for the twenty-four week periods ended June 13, 2000 and June 15, 1999 were 9,525,916 and 10,478,502, respectively.

Item 2. Management's Discussion and Anaysis of Financial Condition and Results of Operations

General

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      As of June 13, 2000, the Company owned and operated 35 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of June 13, 2000, the Company owned and operated 23 Fox and Hounds and 12 Bailey's located in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of June 15, 1999, the Company owned and operated 24 Fox and Hounds and 12 Bailey's.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twenty-four weeks ended June 13, 2000, food and non-alcoholic beverages were 32.5% of total sales, alcoholic beverages were 57.4% of total sales and entertainment and other were 10.1% of total sales. For the twenty-four weeks ended June 15, 1999, food and non-alcoholic beverages were 35.2% of total sales, alcoholic beverages were 54.7% of total sales and entertainment and other were 10.1% of total sales.

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

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:

                                                                Twelve Weeks Ended(1)   Twenty-four Weeks Ended(1)
                                                                ---------------------   --------------------------
                                                                 June 13,    June 15,       June 13,    June 15,
                                                                   2000        1999           2000        1999
                                                                 --------    --------       --------    --------

Operating Statement Data:
     Net sales .............................................      100.0%      100.0%         100.0%      100.0%
     Costs and expenses:
         Costs of sales ....................................       26.3        27.8           26.1        27.6
         Restaurant operating expenses .....................       52.8        53.7           49.8        51.5
         Depreciation and amortization .....................        6.9         6.7            6.6         6.1
                                                               --------    --------       --------    --------
             Restaurant costs and expenses .................       86.0        88.2           82.5        85.2
                                                               --------    --------       --------    --------
     Restaurant operating income ...........................       14.0        11.8           17.6        14.8
     General and administrative expenses ...................        7.5         7.8            7.3         7.0
     Goodwill amortization .................................        0.5         0.5            0.4         0.4
                                                               --------    --------       --------    --------
     Income from operations ................................        6.0         3.5            9.8         7.4
     Loss on disposal of assets ............................        0.1          --            0.1          --
     Interest expense ......................................        2.0         1.9            1.9         1.7
                                                               --------    --------       --------    --------
     Income before provision for income taxes and cumulative
         effect of a change in accounting principle ........        3.9         1.6            7.8         5.7
     Provision for income taxes ............................        1.4         0.6            2.9         2.1
                                                               --------    --------       --------    --------
     Income before cumulative effect of a change in
         accounting principle ..............................        2.5         1.0            4.9         3.6
     Cumulative effect of change in accounting principle ...         --          --             --        (4.2)
                                                               --------    --------       --------    --------
     Net income (loss) .....................................        2.5%        1.0%           4.9%       (0.6)%
                                                               ========    ========       ========    ========
Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location (2) ......   $  1,486    $  1,526       $  1,588    $  1,668
     Number of restaurants at end of the period ............         35          36             35          36

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

Twelve Weeks Ended June 13, 2000 Compared to Twelve Weeks Ended June 15, 1999

Net sales decreased $790,000 (6.2%) for the twelve weeks ended June 13, 2000 to $12,006,000 from $12,796,000 for the twelve weeks ended June 15, 1999, which is due to lower average unit volumes for units open less than 18 months and the closing of one unit since June 15, 1999. Same store sales for units open more than 18 months increased 1.7% in the twelve weeks ended June 13, 2000 compared to the twelve weeks ended June 15, 1999.

Costs of sales, primarily food and beverages, decreased $393,000 (11.1%) for the twelve weeks ended June 13, 2000 to $3,159,000 from $3,552,000 in the twelve weeks ended June 15, 1999, and decreased as a percentage of sales to 26.3% from 27.8%. This decrease as a percentage of sales is principally attributable to improved controls at the restaurant level.

      Restaurant operating expenses decreased $531,000 (7.7%) for the twelve weeks ended June 13, 2000 to $6,345,000 from $6,876,000 in the twelve weeks ended June 15, 1999, and decreased as a percentage of net sales to 52.8% from 53.7%. This decrease is attributable to lower labor costs (7.3%) resulting from improved controls at the restaurant level, lower advertising costs (1.0%), and lower administrative costs (0.8%), offset by higher occupancy costs (0.6%) and other operating expenses (1.2%) including maintenance costs and higher costs associated with recruiting and training new managers.

      Depreciation and amortization decreased $36,000 (4.2%) for the twelve weeks ended June 13, 2000 to $825,000 from $861,000 in the twelve weeks ended June 15, 1999, and increased as a percentage of sales to 6.9% from 6.7%. This net decrease is due principally to the depreciation incurred during 1999 on one unit which was closed in the third quarter of 1999. The increase as a percentage of sales is due to a decrease in the average unit volumes of stores open less than 18 months.

      General and administrative expenses decreased $100,000 (10.0%) for the twelve weeks ended June 13, 2000 to $904,000 from $1,004,000 in the twelve weeks ended June 15, 1999, and decreased as a percentage of sales to 7.5% from 7.8%.

      Interest expense was $242,000 for the twelve weeks ended June 13, 2000 and for the twelve weeks ended June 15, 1999.

      The effective income tax rate for the twelve weeks ended June 13, 2000 and for the twelve weeks ended June 15, 1999 was 37.0%.

Twenty-four Weeks Ended June 13, 2000 Compared to Twenty-four Weeks Ended June 15, 1999

      Net sales decreased $1,524,000 (5.6%) for the twenty-four weeks ended June 13, 2000 to $25,656,000 from $27,180,000 for the twelve weeks ended June 15, 1999, which is due to lower average unit volumes for units open less than 18 months and the closing of one unit since June 15, 1999. Same store sales for units open more than 18 months increased 2.1% in the twenty-four weeks ended June 13, 2000 compared to the twelve weeks ended June 15, 1999.

      Costs of sales, primarily food and beverages, decreased $808,000 (10.8%) for the twenty-four weeks ended June 13, 2000 to $6,703,000 from $7,511,000 in the twenty-four weeks ended June 15, 1999, and decreased as a percentage of sales to 26.1% from 27.6%. This decrease as a percentage of sales is principally attributable to improved controls at the restaurant level.

      Restaurant operating expenses decreased $1,202,000 (8.6%) for the twenty-four weeks ended June 13, 2000 to $12,783,000 from $13,985,000 in the twenty-four weeks ended June 15, 1999, and decreased as a percentage of net sales to 49.8% from 51.5 %. This decrease is attributable to lower labor costs (6.5%) resulting from improved controls at the restaurant level, lower advertising costs (0.6%), and lower administrative costs (0.3%), offset by higher occupancy costs (0.6%) and other operating expenses (2.0%) including maintenance costs and higher costs associated with recruiting and training new managers.

      Depreciation and amortization increased $5,000 (0.3%) for the twenty-four weeks ended June 13, 2000 to $1,663,000 from $1,658,000 in the twenty-four weeks ended June 15, 1999, and increased as a percentage of sales to 6.6% from 6.1%. This increase is due to the depreciation of five units opened during the first quarter of 1999, offset by depreciation incurred in 1999 on two units closed during the second and third quarters of 1999.

      General and administrative expenses decreased $35,000 (1.90%) for the twenty-four weeks ended June 13, 2000 to $1,862,000 from $1,897,000 in the twenty-four weeks ended June 15, 1999, and increased as a percentage of sales to 7.3% from 7.0%. Through February 28, 1999, certain accounting and administrative services were contracted from Lone Star Steakhouse & Saloon, Inc. ("Lone Star"), a restaurant company, of which the Company's former Chairman of the Board, Jamie
B. Coulter, is Chairman and CEO. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. Through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period. Beginning March 1, 1999, these services were provided by Franchise Services Company ("FSC") at a market rate.

      Interest expense increased $20,000 for the twenty-four weeks ended June 13, 2000 to $492,000. This increase reflects a higher interest rate applicable to the revolving note payable in the current year compared with the prior year.

      The effective income tax rate for the twenty-four weeks ended June 13, 2000 and for the twenty-four weeks ended June 15, 1999 was 37.0%.

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

      Cash flows from operations were $3,167,000, purchases of property and equipment were $260,000, and net payments of the revolving note payable to bank was $2,555,000 for the twenty-four week period ending June 13, 2000.

      On February 29, 2000, the Board of Directors authorized an increase in the Company's stock repurchase program for up to an additional 500,000 shares of the Company's common stock. This approval supplemented the Board's authorization on October 5, 1999 to purchase 1,000,000 shares of stock. As of June 13, 2000, the Company had spent $1,853,000 to repurchase 1,053,429 shares of common stock.

      At June 13, 2000, the Company had $2,181,000 in cash and cash equivalents. The Company intends to open up to three new locations in 2000. Four leases have been executed and three units are currently under non-binding letters of intent to lease with pending contingencies. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $9.0 to $11.0 million to open new locations over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 8.31% for the twelve weeks ended June 13, 2000. The following table presents the quantitative interest rate risks at June 13, 2000:

                                                        Principal Amount by Expected Maturity
                                 ----------------------------------------------------------------------------------------
                                                                    (In thousands)
                                                                                                                              Fair
                                                                                                    There-                   Value
(dollars in thousands)           2000      2001         2002           2003           2004          after         Total    6/13/00
----------------------           ----      ----         ----           ----           ----          -----         -----    -------

Variable rate debt                 --     $ 413      $ 2,613        $ 2,858        $ 3,127        $ 2,829      $ 11,840   $ 11,840
Average Interest Rate--
   1/2% below prime              9.00%     9.00%        9.00%          9.00%          9.00%          9.00%

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) The following unregistered securities were issued by the Company during the twelve weeks ended June 13, 2000:

                                                              Number of Shares
                                 Description of             Sold/Issued/Subject         Offering/Exercise
Date of Sale/Issuance          Securities Issued          to Options or Warrants         Price Per Share
---------------------          -----------------          ----------------------         ---------------
May 10, 2000                  Common Stock Options                15,000                     $ 2.125

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

Item 4. Submission of Matters to a Vote of Stockholders

On May 22, 2000, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders elected C. Wells Hall, III, James
K. Zielke, and E. Gene Street to the Board of Directors to serve until the 2003 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 8,242,700 votes "For" and 13,976 votes "Withheld" for C. Wells Hall, III and 8,242,700 votes "For" and 13,976 votes "Withheld" for James K. Zielke and 8,242,700 votes "For" and 13,976 votes "Withheld" for E. Gene Street. The continuing directors and the expiration of their current terms as directors are as follows:

       Dennis L. Thompson.......................................2001
       Stephen P. Hartnett......................................2001
       Thomas A. Hagar..........................................2001
       Steven M. Johnson........................................2002
       Gary M. Judd.............................................2002
       John D. Harkey, Jr.......................................2002

In addition, the stockholders ratified the appointment of Grant Thornton, LLP as the Company's independent auditors for the year ending December 26, 2000. As to the ratification of auditors, there were 8,246,975 votes "For" and 9,601 votes "Against"; 100 votes "Abstained."

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

                                        Total Entertainment Restaurant Corp.
                                        (Registrant)


Date July 21, 2000                      /s/ James K. Zielke
    --------------------------          ----------------------------------------
                                        James K. Zielke
                                        Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer)