Form 10-Q
period 2000-09-05
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2000-10-20
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For the quarterly period ended                 Commission file number
          September 5, 2000                               000-22753
          -----------------                               ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                  52-2016614
                --------                                  ----------
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

          Class                                Outstanding at October 13, 2000
          -----
Common Stock, $.01 par value                           9,172,571 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets at
   September 5, 2000 and December 28, 1999                                  2

   Condensed Consolidated Statements of
   Operations for the twelve weeks ended
   September 5, 2000 and September 7, 1999                                  3

   Condensed Consolidated Statements of
   Operations for the thirty-six weeks ended
   September 5, 2000 and September 7, 1999                                  4

   Condensed Consolidated Statements of
   Cash Flows for the thirty-six weeks ended
   September 5, 2000 and September 7, 1999                                  5

   Notes to Condensed Consolidated
   Financial Statements                                                     6

Item 2.  Management's Discussion and
   Analysis of Financial Condition and
   Results of Operations                                                    7

Item 3.  Quantitative and Qualitative
   Disclosures About Market Risk                                           12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                             13

Item 6.  Exhibits and Reports on Form 8-K                                  13

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      September 5, 2000   December 28, 1999
                                                      -----------------   -----------------
                ASSETS
Current assets:
   Cash and cash equivalents                           $     2,589,081     $     2,550,469
   Inventories                                                 927,461             973,156
   Deferred income taxes                                        72,816             136,827
   Other current assets                                        743,154             435,639
                                                       ---------------     ---------------
      Total current assets                                   4,332,512           4,096,091

Property and equipment:
   Land                                                        600,000             600,000
   Buildings                                                   670,629             670,629
   Leasehold improvements                                   21,192,185          20,720,043
   Equipment                                                13,194,772          13,189,864
   Furniture and fixtures                                    3,146,646           3,108,243
                                                       ---------------     ---------------
                                                            38,804,232          38,288,779
   Less accumulated depreciation and amortization            8,372,540           5,988,331
                                                       ---------------     ---------------
                                                            30,431,692          32,300,448
Other assets:
   Goodwill, net of accumulated amortization                 3,980,423           4,149,459
   Deferred income taxes                                       473,220             490,460
   Investment in partnership interests                         100,000                  --
   Other assets                                                359,771             315,911
                                                       ---------------     ---------------
Total other assets                                           4,913,414           4,955,830
                                                       ---------------     ---------------
        Total assets                                   $    39,677,618     $    41,352,369
                                                       ===============     ===============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $     1,085,433     $     1,040,448
   Sales tax payable                                           419,448             359,458
   Accrued payroll                                             664,827             655,702
   Accrued payroll taxes                                       523,678             355,543
   Accrued income taxes                                        690,490             876,838
   Lease obligation for closed store                           290,019             368,476
   Other accrued liabilities                                 1,172,790             928,359
                                                       ---------------     ---------------
        Total current liabilities                            4,846,685           4,584,824

Notes payable                                               12,005,000          14,395,000
Deferred revenue                                               138,780             140,769

Stockholders' Equity:
   Preferred stock
   Common stock                                                 92,456              96,813
   Additional paid-in capital                               18,558,457          19,385,229
   Retained earnings                                         4,036,240           2,749,734
                                                       ---------------     ---------------
        Total stockholders' equity                          22,687,153          22,231,776
                                                       ---------------     ---------------
        Total liabilities and stockholders' equity     $    39,677,618     $    41,352,369
                                                       ===============     ===============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Twelve weeks       Twelve weeks
                                                             ended              ended
                                                        September 5,2000   September 7,1999
                                                        ----------------   ----------------
Sales:
    Food and beverage                                     $ 10,136,403       $ 10,235,619
    Entertainment and other                                  1,146,264          1,205,036
                                                          ------------       ------------
       Total net sales                                      11,282,667         11,440,655
Costs and expenses:
    Costs of sales                                           2,953,149          3,133,568
    Entertainment and restaurant operating expenses          6,289,942          6,496,924
    Depreciation and amortization                              826,414            862,511
    Store closure expense                                           --          1,086,785
                                                          ------------       ------------
Entertainment and restaurant costs and expenses             10,069,505         11,579,788
                                                          ------------       ------------
Entertainment and restaurant operating income (loss)         1,213,162           (139,133)
General and administrative expenses                            851,318            951,862
Goodwill amortization                                           56,343             56,346
                                                          ------------       ------------
Income (loss) from operations                                  305,501         (1,147,341)

Other expense:
    Loss on disposal of assets                                 (23,247)                --
    Interest expense                                          (250,158)          (345,674)
                                                          ------------       ------------
Income (loss) before provision for income taxes                 32,096         (1,493,015)
Provision for income tax expense (benefit)                      11,875           (552,415)
                                                          ------------       ------------
Net income (loss)                                         $     20,221       $   (940,600)
                                                          ============       ============

Basic and diluted earnings (loss) per share               $       0.00       $      (0.09)
                                                          ============       ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Thirty-six         Thirty-six
                                                         weeks ended        weeks ended
                                                       September 5,2000   September 7,1999
                                                       ----------------   ----------------
Sales:
    Food and beverage                                    $ 33,194,577       $ 34,664,130
    Entertainment and other                                 3,744,102          3,956,461
                                                         ------------       ------------
        Total net sales                                    36,938,679         38,620,591
Costs and expenses:
    Costs of sales                                          9,655,714         10,644,389
    Entertainment and restaurant operating expenses        19,072,807         20,481,520
    Depreciation and amortization                           2,489,077          2,520,572
    Store closure expense                                          --          1,086,785
                                                         ------------       ------------
Entertainment and restaurant costs and expenses            31,217,598         34,733,266
                                                         ------------       ------------
Entertainment and restaurant operating income               5,721,081          3,887,325
General and administrative expenses                         2,713,123          2,849,448
Goodwill amortization                                         169,030            169,036
                                                         ------------       ------------
Income from operations                                      2,838,928            868,841

Other expense:
    Loss on disposal of assets                                (54,980)                --
    Interest expense                                         (741,874)          (817,562)
                                                         ------------       ------------
Income before provision for income taxes                    2,042,074             51,279
Provision for income taxes                                    755,568             19,377
                                                         ------------       ------------
Income before cumulative effect of a
    change in accounting principle                          1,286,506             31,902

Cumulative effect of change in
    accounting principle (net of income tax)                       --         (1,127,536)
                                                         ------------       ------------
Net income (loss)                                        $  1,286,506       $ (1,095,634)
                                                         ============       ============

Basic and diluted earnings (loss) per share:
    Earnings before cumulative effect of a
        change in accounting principle                   $       0.14       $         --
    Cumulative effect of change in
        accounting principle (net of income tax)                   --              (0.11)
                                                         ------------       ------------
Basic and diluted earnings (loss) per share              $       0.14       $      (0.11)
                                                         ============       ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   Thirty-six weeks      Thirty-six weeks
                                                                  ended Sept. 5, 2000   ended Sept. 7, 1999
                                                                  -------------------   -------------------
Cash flows from operating activities:
  Net income (loss)                                                   $  1,286,506         $ (1,095,634)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Cumulative effect of change in accounting principle                      --            1,127,536
       Reserve for store closure                                                --            1,086,785
       Deferred income taxes                                                81,251             (402,110)
       Loss on disposal of assets                                           54,980                   --
       Depreciation and amortization                                     2,658,113            2,689,608
       Net change in operating assets and liabilities:
            Change in operating assets                                    (323,161)            (243,368)
            Change in operating liabilities                                259,874           (1,109,736)
                                                                      ------------         ------------
           Net cash provided by operating activities                     4,017,563            2,053,081

Cash flows from investing activities:
  Purchases of property and equipment                                     (716,466)          (4,333,095)
  Purchases of limited partnership interests                              (100,000)                  --
  Proceeds from disposal of assets                                          58,645                   --
                                                                      ------------         ------------
           Net cash used in investing activities                          (757,821)          (4,333,095)

Cash flows from financing activities:
  Proceeds from revolving note payable to bank                          25,190,000           30,330,000
  Payments of revolving note payable to bank                           (27,580,000)         (26,600,000)
  Purchases of common stock                                               (831,130)                  --
                                                                      ------------         ------------
           Net cash (used in) provided by financing activities          (3,221,130)           3,730,000
                                                                      ------------         ------------

           Net increase in cash and cash equivalents                        38,612            1,449,986

Cash and cash equivalents at beginning of period                         2,550,469              945,861
                                                                      ------------         ------------
Cash and cash equivalents at end of period                            $  2,589,081         $  2,395,847
                                                                      ============         ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $    814,314         $    789,900
  Cash paid for income taxes                                               860,664               15,400

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Description of Business

      The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 1999 Form 10-K. The results of the twelve weeks and thirty-six weeks ended September 5, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000.

2. Stock Options

      During the twelve week period ended September 5, 2000, the Company cancelled options for 87,880 shares with a weighted average exercise price of $4.48 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company also cancelled options which had expired for 20,000 shares of Common Stock with a weighted average exercise price of $9.00 per share pursuant to its 1997 Directors Stock Option Plan.

3. Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended September 5, 2000 and September 7, 1999 were 9,303,643 and 10,415,000, respectively; the number of weighted averaged shares outstanding for the thirty-six week periods ended September 5, 2000 and September 7, 1999 were 9,450,164 and 10,415,000, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 5, 2000 and September 7, 1999 were 9,311,181 and 10,415,202, and for the thirty-six week periods ended September 5, 2000 and September 7, 1999 were 9,453,544 and 10,457,910, respectively.

Item 2. Management's Discussion and Anaysis of Financial Condition and Results of Operations

General

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      As of September 5, 2000, the Company owned and operated 35 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of September 5, 2000, the Company owned and operated 23 Fox and Hounds and 12 Bailey's located in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of September 7, 1999, the Company owned and operated 24 Fox and Hounds and 12 Bailey's.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the thirty-six weeks ended September 5, 2000, food and non-alcoholic beverages were 32.5% of total sales, alcoholic beverages were 57.4% of total sales and entertainment and other were 10.1% of total sales. For the thirty-six weeks ended September 7, 1999, food and non-alcoholic beverages were 35.5% of total sales, alcoholic beverages were 54.3% of total sales and entertainment and other were 10.2% of total sales.

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

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:

                                                                  Twelve Weeks Ended(1)        Thirty-six Weeks Ended(1)
                                                                 -----------------------       -------------------------
                                                                 Sept. 5,       Sept. 7,        Sept. 5,       Sept. 7,
                                                                   2000           1999            2000           1999
                                                                 --------       --------        --------       --------
Operating Statement Data:
  Net sales ...............................................         100.0%         100.0%          100.0%         100.0%
  Costs and expenses:
      Costs of sales ......................................          26.2           27.4            26.1           27.6
      Restaurant operating expenses .......................          55.8           56.8            51.8           53.0
      Depreciation and amortization .......................           7.3            7.5             6.7            6.5
      Store closure expense ...............................            --            9.5              --            2.8
                                                                 --------       --------        --------       --------
          Restaurant costs and expenses ...................          89.3          101.2            84.6           89.9
                                                                 --------       --------        --------       --------
  Restaurant operating income (loss) ......................          10.7           (1.2)           15.6           10.1
  General and administrative expenses .....................           7.5            8.3             7.3            7.4
  Goodwill amortization ...................................           0.5            0.5             0.5            0.4
                                                                 --------       --------        --------       --------
  Income (loss) from operations ...........................           2.7          (10.0)            7.6            2.3
  Loss on disposal of assets ..............................           0.2             --             0.1             --
  Interest expense ........................................           2.2            3.0             2.0            2.2
                                                                 --------       --------        --------       --------
  Income (loss) before provision for income taxes and
      cumulative effect of a change in accounting principle           0.3          (13.0)            5.5            0.1
  Provision for income tax expense (benefit) ..............           0.1           (4.8)            2.0            0.0
                                                                 --------       --------        --------       --------
  Income (loss) before cumulative effect of a change in
      accounting principle ................................           0.2           (8.2)            3.5            0.1
  Cumulative effect of change in accounting principle .....            --             --              --           (2.9)
                                                                 --------       --------        --------       --------
  Net income (loss) .......................................           0.2%          (8.2)%           3.5%          (2.8)%
                                                                 ========       ========        ========       ========

Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location (2) .....      $  1,397       $  1,377        $  1,524       $  1,570
     Number of restaurants at end of the period ...........            35             36              35             36

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

Twelve Weeks Ended September 5, 2000 Compared to Twelve Weeks Ended September 7, 1999

      Net sales decreased $158,000 (1.4%) for the twelve weeks ended September 5, 2000 to $11,283,000 from $11,441,000 for the twelve weeks ended September 7, 1999, which is due to the closing of one unit since September 7, 1999. Same store sales for units open more than 18 months increased 1.0% in the twelve weeks ended September 5, 2000 compared to the twelve weeks ended September 7, 1999.

      Costs of sales, primarily food and beverages, decreased $181,000 (5.8%) for the twelve weeks ended September 5, 2000 to $2,953,000 from $3,134,000 in the twelve weeks ended September 7, 1999, and decreased as a percentage of sales to 26.2% from 27.4%. This decrease as a percentage of sales is principally attributable to improved controls at the restaurant level.

      Restaurant operating expenses decreased $207,000 (3.2%) for the twelve weeks ended September 5, 2000 to $6,290,000 from $6,497,000 in the twelve weeks ended September 7, 1999, and decreased as a percentage of net sales to 55.8% from 56.8%. This decrease is attributable to the impact of a one-time charge for a state sales tax assessment incurred during the third quarter of 1999 (2.5%), offset by higher other operating expenses (1.6%), including higher maintenance costs and higher live music costs.

      Depreciation and amortization decreased $37,000 (4.3%) for the twelve weeks ended September 5, 2000 to $826,000 from $863,000 in the twelve weeks ended September 7, 1999, and decreased as a percentage of sales to 7.3% from 7.5%. This net decrease is due principally to the depreciation incurred during 1999 on one unit which was closed in the fourth quarter of 1999.

      General and administrative expenses decreased $101,000 (10.6%) for the twelve weeks ended September 5, 2000 to $851,000 from $952,000 in the twelve weeks ended September 7, 1999, and decreased as a percentage of sales to 7.5% from 8.3%. This decrease is attributable primarily to lower professional fees.

      Interest expense was $250,000 for the twelve weeks ended September 5, 2000 and $346,000 for the twelve weeks ended September 7, 1999. This decrease is due principally to the interest on the sales tax assessment during the third quarter of 1999 of $83,000. This decrease also reflects a lower average balance on the revolving note payable during the current year compared with the prior year, offset by a higher interest rate applicable to the revolving note payable in the current year compared with the prior year.

      The effective income tax rate for the twelve weeks ended September 5, 2000 and for the twelve weeks ended September 7, 1999 was 37.0%.

Thirty-six Weeks Ended September 5, 2000 Compared to Thirty-six Weeks Ended September 7, 1999

      Net sales decreased $1,682,000 (4.4%) for the thirty-six weeks ended September 5, 2000 to $36,939,000 from $38,621,000 for the thirty-six weeks ended September 7, 1999, which is due to lower average unit volumes for units open less than 18 months and the closing of one unit since September 7, 1999. Same store sales for units open more than 18 months increased 1.6% in the thirty-six weeks ended September 5, 2000 compared to the thirty-six weeks ended September 7, 1999.

      Costs of sales, primarily food and beverages, decreased $988,000 (9.3%) for the thirty-six weeks ended September 5, 2000 to $9,656,000 from $10,644,000 in the thirty-six weeks ended September 7, 1999, and decreased as a percentage of sales to 26.1% from 27.6%. This decrease as a percentage of sales is principally attributable to improved controls at the restaurant level.

      Restaurant operating expenses decreased $1,409,000 (6.9%) for the thirty-six weeks ended September 5, 2000 to $19,073,000 from $20,482,000 in the thirty-six weeks ended September 7, 1999, and decreased as a percentage of net sales to 51.6% from 53.0%. This decrease is attributable to lower labor costs (1.2%) resulting from improved controls at the restaurant level, lower preopening expenses (1.2%) and the impact of a one-time charge for a state sales tax assessment incurred during the third quarter of 1999 (0.7%), offset by higher occupancy costs (0.5%) and other operating expenses (1.6%) including higher maintenance costs, higher live music and premium television costs and higher costs associated with recruiting and training new managers.

      Depreciation and amortization decreased $32,000 (1.3%) for the thirty-six weeks ended September 5, 2000 to $2,489,000 from $2,521,000 in the thirty-six weeks ended September 7, 1999, and increased as a percentage of sales to 6.7% from 6.5%. This increase is due to the depreciation of five units opened during the first quarter of 1999, offset by depreciation incurred in 1999 on two units closed during the second half of 1999.

      General and administrative expenses decreased $136,000 (4.8%) for the thirty-six weeks ended September 5, 2000 to $2,713,000 from $2,848,000 in the thirty-six weeks ended September 7, 1999, and decreased as a percentage of sales to 7.3% from 7.4%. Through February 28, 1999, certain accounting and administrative services were contracted from Lone Star Steakhouse & Saloon, Inc. ("Lone Star"), a restaurant company, of which the Company's former Chairman of the Board, Jamie B. Coulter is Chairman and CEO. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. Through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period. Beginning March 1, 1999, these services were provided by Franchise Services Company ("FSC") at a market rate.

      Interest expense decreased $76,000 for the thirty-six weeks ended September 5, 2000 to $742,000. This decrease is due principally to the interest on the sales tax assessment during the third quarter of 1999 of $83,000. This decrease also reflects a lower average balance on the revolving note payable during the current year compared with the prior year, offset by a higher interest rate applicable to the revolving note payable in the current year compared with the prior year.

      The effective income tax rate for the thirty-six weeks ended September 5, 2000 and for the thirty-six weeks ended September 7, 1999 was 37.0%.

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

      Cash flows from operations were $4,017,000, purchases of property and equipment were $716,466, and net payments of the revolving note payable to bank was $2,390,000 for the thirty-six week period ending September 5, 2000.

      On September 28, 2000, the Board of Directors authorized an increase in the Company's stock repurchase program for up to an additional 500,000 shares of the Company's common stock. This approval supplemented the Board's authorizations on February 29, 2000 and October 5, 1999 to purchase 1,500,000 shares of stock. As of October 12, 2000, the Company had spent $2,249,000 to repurchase 1,242,429 shares of common stock.

      At September 5, 2000, the Company had $2,589,000 in cash and cash equivalents. The Company intends to open up to three new locations in 2000. Five leases have been executed and six units are currently under non-binding letters of intent to lease with pending contingencies. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $10.0 to $13.0 million to open new locations over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 8.56% for the thirty-six weeks ended September 5, 2000. The following table presents the quantitative interest rate risks at September 5, 2000:

                                                 Principal Amount by Expected Maturity
                                        -----------------------------------------------------------
                                                             (In thousands)
                                                                                                          Fair
                                                                               There-                    Value
(dollars in thousands)        2000      2001     2002     2003      2004       after       Total       9/05/00
----------------------        ----      ----     ----     ----      ----       -----       -----       -------
Variable rate debt              --     $ 419    $2,650   $2,898    $3,170      $2,868     $12,005      $12,005
Average Interest Rate--
  1/2% below prime            9.00%     9.00%     9.00%    9.00%     9.00%       9.00%

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Securities Sold

(c) No unregistered securities were issued by the Company during the twelve weeks ended September 5, 2000:

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are filed as part of this report:

       Exhibit No.
           27..................................  Financial Data Schedule

Reports on Form 8-K
                                                 None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            Total Entertainment Restaurant Corp.
                                            (Registrant)


Date   October 19, 2000                     /s/ James K. Zielke
    ---------------------                   ------------------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)