Form 10-K405
period 2000-12-26
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2001-03-26
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended DECEMBER 26, 2000
                              -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                                    Common Stock, $.01 par value

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  [X]    No

        As of March 13, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $17,521,422. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

        As of March 13, 2001, there were 8,666,111 shares outstanding of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                                            PAGE
----                                                                                            ----

                                     PART I

1.      Business ..............................................................................   3
2.      Properties ............................................................................  12
3.      Legal Proceedings .....................................................................  12
4.      Submission of Matters to a Vote of Security Holders ...................................  13


                                     PART II

5.      Market for the Registrant's Common Equity and Related Stockholder Matters .............  14
6.      Selected Financial Data ...............................................................  15
7.      Management's Discussion and Analysis of Financial Condition and Results of
            Operations ........................................................................  16
7A.     Quantitative and Qualitative Disclosures About Market Risk ............................  22
8.      Financial Statements and Supplementary Data ...........................................  22
9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure .......................................................................  22


                                    PART III

10.     Directors and Executive Officers of the Registrant ....................................  23
11.     Executive Compensation ................................................................  23
12.     Security Ownership of Certain Beneficial Owners and Management ........................  23
13.     Certain Relationships and Related Transactions ........................................  23

                                     PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................  24
        Signatures ............................................................................  26


                                     PART I

ITEM 1. BUSINESS
        --------

GENERAL

        Total Entertainment Restaurant Corp., a Delaware corporation ("the Company"), owns and operates 38 entertainment restaurant locations which utilize the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") tradenames. The Company's entertainment concepts combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and a late-night dining and entertainment alternative all in a single location. The Company's entertainment restaurant concepts appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Both the Fox and Hound and Bailey's locations encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. The Company operates in one business segment.
        The first Bailey's unit was opened in Charlotte, North Carolina in 1989 and the first Fox and Hound unit was opened in Arlington, Texas in 1994. As of
 March 13, 2001, the Company owns and operates 25 Fox and Hound units and 13 Bailey's units in Alabama, Arkansas, Illinois, Indiana, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas.

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

STRATEGY

        Management believes its unique entertainment restaurant concept will enable the Company to distinguish itself as the leader in this market segment. Management's strategy for attaining this leadership position is based on the following key elements:
        TOTAL ENTERTAINMENT AND RESTAURANT EXPERIENCE. The Company's concept offers a social gathering place, food and beverages, sports entertainment, games of skill and a late-night destination all in a single location. Each location provides guests with a multi-dimensional entertainment and restaurant experience that enables them to participate in one or more elements of the experience.
        SEASONED MANAGEMENT TEAM. The Company employs a seasoned management team with experience in successfully developing and operating multi-unit concepts in a variety of geographic markets throughout the United States. The Company intends to leverage this experience to secure favorable real estate sites, control costs and implement proven operating procedures. In addition, the Company maintains centralized financial and accounting controls through Franchise Services Company, a third party accounting and administrative services company. By employing the services and infrastructure provided by Franchise Services Company, the Company is able to focus its energy and resources on brand and unit development.
        GROWTH AND EXPANSION. The Company believes its entertainment restaurant concept will be attractive in a variety of geographic markets throughout the United States. The Company plans to open up to seven locations in 2001 and between seven and ten locations in 2002. The Company currently has four leases executed with contingencies and one non-binding letter of intent and is currently evaluating locations in markets that are familiar to its management team and will be actively negotiating additional leases at a number of sites.
        FLEXIBILITY AND VERSATILITY OF CONCEPT. The Company is implementing its concept through both the Fox and Hound and Bailey's brand names. The Company's concept allows for significant versatility through the reconfiguration of the entertainment areas within each of its locations to accommodate various special events.
        COMMITMENT TO HIGH QUALITY PRODUCTS AND SERVICES. The Company is committed to providing a superior experience that includes high quality menu items, a wide variety of domestic, imported and premium craft beers, state-of-the-art audio and video systems and tournament-quality pocket billiard tables. These features, combined with the Company's focus on a high level of customer service, help build a loyal clientele and attract new guests.

LOCATIONS

        The following table sets forth the location, opening date and approximate square footage of the Company's existing entertainment and restaurant locations:

                                                      APPROXIMATE
          LOCATION             MONTH OPENED         SQUARE FOOTAGE
          --------             ------------         --------------
        FOX AND HOUND
        Arlington, TX          August 1994               6,500
        College Station, TX    September 1994            7,700
        Dallas, TX             December 1995             9,600
        Memphis #1, TN         September 1997            8,400
        Omaha, NE              December 1997             9,000
        Chicago, IL            December 1997            10,100
        Montgomery, AL         January 1998              7,700
        Cleveland, OH          May 1998                  8,500
        Evansville, IN         July 1998                 8,600
        Springfield, MO        August 1998               9,100
        San Antonio, TX        August 1998               8,400
        Erie, PA               August 1998              10,400
        Lubbock, TX            October 1998             10,600
        Dayton, OH             October 1998              8,700
        Memphis #2, TN         November 1998             7,600
        Overland Park, KS      November 1998             9,100
        Canton, OH             November 1998             9,700
        New Orleans, LA        December 1998             9,200
        Pittsburgh, PA         January 1999             10,500
        Winston-Salem, NC      January 1999              9,400
        Indianapolis, IN       February 1999             8,400
        Houston, TX            February 1999             9,100
        Baton Rouge, LA        March 1999               11,500
        Cleveland #2, OH       October 2000             13,500
        Lewisville, TX         December 2000             7,600


        BAILEY'S SPORTS GRILLE
        Charlotte, NC          October 1990              7,600
        Little Rock, AR        February 1994             8,400
        Greenville, SC         September 1994            7,000
        Nashville #1, TN       April 1995                9,400
        Knoxville, TN          December 1995             9,400
        Johnson City, TN       May 1996                  8,250
        Columbia, SC           October 1996             10,000
        Clarksville, IN        March 1997                9,200
        Nashville #2, TN       October 1997              7,500

        BAILEY'S PUB & Grille
        Atlanta, GA            October 1998              8,500
        Detroit, MI            November 1998             9,100
        Chapel Hill, NC        December 1998             9,000
        Dearborn, MI           December 2000             8,450

EXPANSION PLANS

        The Company's management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. The Company intends to open up to seven entertainment restaurant locations in 2001 and between seven to ten locations in 2002. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases.
        The Company has granted a license agreement to operate one "Fox and Hound" concept in Lincoln, Nebraska. This unit opened in February 2001. The Company may in the future franchise and/or grant additional license or joint venture rights to the Fox and Hound and Bailey's concepts in certain limited geographic areas of the United States. It is expected that these franchisees, licensees or joint venture partners will be required to develop a specific number of locations within a specified time frame and that a license fee and/or a royalty fee will be paid to the Company in connection with the development and operation of each such site. The Company has granted to Stephen P. Hartnett, Co-Chairman, the right to operate one "Fox and Hound" concept in Dallas, Texas without the payment of any license fee.

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

UNIT ECONOMICS

        The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. The Company's restaurants have historically generated a sales to investment ratio of approximately 0.8 to 1, assuming that the average minimum annual rents pursuant to operating leases were capitalized for purposes of determining the investment. The Company's entertainment restaurants averaged $1,590,000 and $1,578,000 in sales during fiscal years ended December 26, 2000 and December 28, 1999, respectively. Of the 38 units open at December 26, 2000, 37 were leased facilities and had an average cash investment of $1,236,000. The one open unit the Company owned as of December 26, 2000 had a cost of $1,829,000

(including the costs for land acquisition, construction, equipment and pre-opening costs). In the future the Company anticipates most locations will be leased rather than purchased and anticipates an average cash investment per unit between $1.0 million and $1.5 million.

MENU

        Both Bailey's and Fox and Hound concepts offer a single menu for lunch (weekends only in some locations), dinner and late-night dining. The menu features a selection of appetizers, including quesadillas, chicken wings and nachos, soups and salads, gourmet-style sandwiches, pizzas, ribs, burgers, a selection of grilled entrees and desserts. Appetizers typically range in price from $3.39 to $9.99, and entrees range from $4.99 to $14.99, with most entrees priced below $10.00. Each location features a full service bar and most units have over 100 brands of ales, lagers, stouts and premium craft beers from around the world, including over 35 on tap. Alcoholic beverage service accounted for approximately 59% of the Company's revenues in the fiscal year ended December 26, 2000.

AMBIANCE AND DESIGN

        FOX AND HOUND AND BAILEY'S PUB & Grille. The Fox and Hound and Bailey's Pub & Grille entertainment restaurant concepts incorporate the tradition, spirit and sophistication of a contemporary social gathering place, with an elegant yet comfortable atmosphere of finished wood, polished brass, embroidered chairs and booths, hunter green and burgundy walls and etched glass. Each Fox and Hound features a full service restaurant and bar as well as state-of-the-art audio and video technology (including several mega-screen TV's) and traditional games of skill such as pocket billiards generously spaced to avoid crowding, d arts and shuffleboard. The entertainment area can be readily configured into a comfortable "arena" for viewing national, regional and local sporting and other television events. All locations are also capable of accommodating business and social organizations for special events.
        Fox and Hound is the evolution of a concept originally conceived by Stephen P. Hartnett, Co-Chairman. The first Fox and Hound unit was opened in August 1994. Management believes the design of Fox and Hound plays an essential role in its success. The bar and primary dining room are centrally located while the wing rooms are partitioned from the bar and dining area by etched glass and house games of skill along with state-of-the-art audio and video technology. This layout provides guests with an open view of the main dining room, bar and gaming areas. The open kitchen is organized for efficient work flow and is also centrally located so as to entice guests with its flavorful aromas.
        BAILEY'S SPORTS GRILLE. The Bailey's Sports Grille concept has a casual, relaxed atmosphere that features a full-service restaurant and bar, numerous TV's (including several big screen TV's) with satellite and cable coverage of sporting events, pocket billiard tables, darts, foosball and shuffleboard. Most locations also feature a variety of popular interactive games. The bar and primary dining room in each Bailey's unit is centrally located with games situated around the perimeter.
        Bailey's is the evolution of a concept originally conceived by Dennis L. Thompson, Co-Chairman and Thomas A. Hager, a director of the Company. The first Bailey's unit opened in Charlotte, North Carolina in November 1989. There are presently nine locations operating in five states. Since the opening of the first location in 1989, management has modified and improved its original concept. With each successive opening, the decor has been modified to a more upscale yet casual decor.

        All locations opened since July 1997 (twenty-three Fox and Hound units, four Bailey's Pub & Grille units and one Bailey's Sports Grille unit) have incorporated the general layout and design of the Fox and Hound unit in Dallas, Texas. The Company anticipates this layout and design will be utilized for future locations in larger urban markets while utilizing the Bailey's Sports Grille design for smaller regional markets.

MARKETING

        The Company believes its entertainment restaurant concept attracts a loyal clientele, and the Company relies primarily on word-of-mouth to attract new business. The Company does, however, advertise through traditional marketing and advertising media in selected markets. These media include billboard signage, radio and print advertising, local store marketing to households and volunteer community involvement.
        The Company's marketing efforts also seek to focus on national, regional and local sporting events such as the Super Bowl and the NCAA basketball tournament, which attract locally active groups of fans, supporters or alumni. The versatile layout and design of the units can also accommodate group events.

OPERATIONS AND MANAGEMENT

        The Company's operations and management systems are based upon systems and controls that were developed by senior management and have been successfully used to manage a large number of restaurants located in numerous states. The Company strives to maintain quality and consistency in its entertainment restaurant locations through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of locations and conduct of personnel.
        The management of a typical unit consists of one general manager and between two and four supporting managers depending upon unit revenue and hours of operation. Each general manager is responsible for the unit's day-to-day operations and is required to follow the Company's established operating procedures and standards. Each entertainment restaurant location also employs a staff of hourly employees, many of whom are part-time personnel. Unit management personnel participate in an eight-week training program which focuses on various aspects of the unit's operations and customer service. The Company currently employs six district managers, each of which oversees between five and seven units. The district managers, general managers and support managers participate in incentive cash bonus programs. Awards under the incentive plans are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. Senior management regularly visits the Fox and Hound and Bailey's locations and meets with the respective management teams to ensure compliance with the Company's strategies and standards of quality.
        The Company maintains financial and accounting controls for each of its entertainment restaurant locations through the use of centralized accounting and management information systems. Sales and labor information are collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred weekly to the Company's principal operating account. The Company utilizes a comprehensive peer review reporting system for its general managers. Within 10 days after the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each location meet in person with their respective district managers to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The district managers then meet in person with the senior management team to review the performance for the past accounting period as well as set the operating agenda for the next period. The Company believes the peer review system enables each general manager and district manager to benefit from the collective experience of all of the Company's management.
        The Company believes customer service and satisfaction are keys to the success of its operations. The Company's commitment to customer service and satisfaction is evidenced by several Company practices and policies, including multiple mystery-shop visits every 28-day period by a national restaurant evaluation firm, periodic visits by unit management to guests' tables, active involvement of management in responding to guest comments and assigning wait persons so as to ensure customer satisfaction. Teamwork is emphasized for efficient and timely service.
        Each new unit employee of the Company participates in a training program during which the employee works under the close supervision of a manager. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Management continuously solicits employee feedback concerning unit operations and strives to be responsive to the employees' concerns.

PURCHASING

        The Company's management negotiates directly with suppliers for most food and beverage products to ensure uniform quality, adequate supplies, and to obtain competitive prices. The Company has in the past and may in the future engage a purchasing consultant to assist in the negotiation of purchasing agreements with suppliers. Food and supplies are shipped directly to the entertainment restaurant locations, although invoices for purchases are forwarded to a central location for payment. Due to the experience of the Company's senior management in the restaurant business, the Company has been and expects to continue to be able to purchase most of its restaurant equipment directly from equipment manufacturers. The Company has not experienced any significant delays in receiving supplies or equipment.

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

GOVERNMENT REGULATION

        The Company's entertainment restaurant locations are subject to numerous federal, state and local laws affecting health, sanitation, safety and Americans with Disabilities Act accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each location has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each location has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale, purchasing, and inventory control. The failure of a location to obtain or retain liquor or food service licenses would have a material adverse effect on the Company's operations. In order to reduce this risk, each location is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.
        The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.
        The development and construction of additional locations will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of the company's personnel are paid at rates related to the federal minimum wage which is currently $5.15 per hour. Accordingly, increases in the minimum wage will increase the Company's labor costs.
        A portion of the Company's revenues is derived from the use and operation of video gaming machines. In August 1999, law changes in South Carolina resulted in a significant decrease in the revenue of video gaming machines. Further law changes in July 2000 completely eliminated the use of video gaming machines in South Carolina. Video gaming revenue was $100,253, $350,306, and $473,036 during the fiscal years ended December 26, 2000, December 28, 1999 and December 29, 1998, respectively.

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

        However, as more fully described in Item 3 - Legal Proceedings, below, a cancellation proceeding has recently been filed with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to cancel certain of the Bailey's marks.

EMPLOYEES

        As of December 26, 2000, the Company employed approximately 1,850 persons, four of whom are executive officers, six of whom are support staff, six of whom are multi-unit supervisors, 138 of whom are entertainment restaurant unit management personnel and the remainder of whom are hourly entertainment restaurant personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS
        -----------------

        On February 28, 2001, Patrick O'Shea, David W. Faber, Ann Swanson, Stacy Gregory, Wes L. Patterson, Dale Sproat, Mark Thagard, and Patrick Wilson filed a complaint on their own behalf and on behalf of other similarly situated persons against the Company, Fox & Hound of Indiana, Inc., a subsidiary of the Company, Gary Judd, the Company's president, Steven M. Johnson, the Company's chief executive officer, J.C. Weinberg, the Company's former chief operating officer, and Kenneth Syvarth, the Company's vice president - operations, in the United States District Court for the Southern District of Indiana.

        The plaintiffs, who purport to have been employees of the defendants with the titles of manager-in-training, assistant manager, and/or general manager, each alleged that the Company and the other defendants willfully and in bad faith failed to pay the defendants overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act. The plaintiffs' complaint seeks (1) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (2) an accounting of compensation to which the defendants are owed, (3) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (4) attorneys' fees and costs. The defendants, including the Company, have not yet filed an answer to the plaintiffs' petition, but plan to do so shortly.

        On October 2, 2000, R&A Bailey & Company of Dublin, Ireland, filed a notice of opposition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to the Company's U.S. service mark applications for "BAILEY'S PUB & GRILLE" (color), "BAILEY'S PUB & GRILLE" (stylized), and "BAILEY'S PUB & GRILLE." Additionally, on November 14, 2000, R&A Bailey & Company filed a petition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to cancel the Company's U.S. service mark registrations for "7 BAILEY'S SPORTS GRILLE" (+ Design), "SERIOUS FUN 7 BAILEY' SPORTS GRILLE" (+ Design), and "BAILEY'S SPORTS GRILLE."

        R&A Bailey & Company claims to be the owner several U.S. trademark registrations, including "BAILEYS ORIGINAL IRISH CREAM" (+ Design), "BAILEYS," "BAILEYS THE ORIGINAL LIGHT CREAM," "BAILEYS" (+ Design), and "BAILEYS YUM," that are claimed to be used in association with liqueurs, distilled spirits, ice cream, coffee cups, and other ceramic accessories. R&A Bailey & Company has alleged that the cited Company registrations and applications cause it damage, are likely to create a likelihood of confusion, mistake, or deception, and would likely dilute and lessen its "famous" marks in violation of the Lanham Act. R&A Bailey & Company seeks cancellation of the Company's registrations and opposes the registration of the Company's applications for registration of the above-listed marks.

        On December 29, 2000, the Company through its trademark counsel filed an answer to R&A Bailey & Company's notice of opposition, denying its allegations. On February 16, 2001, the Company filed a Stipulated Motion to Extend Answer to Petition in response to the petition to cancel by R&A Bailey & Company.

        Although it is not possible at this time for the Company to evaluate the merits of these claims and lawsuits, nor their likelihood of success, management of the Company is of the opinion that any resulting liability should not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 26, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

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

                                                     Bid Prices
                                                     ----------
        Fiscal Year 1999                          High            Low
        ----------------                          ----            ---
        First Quarter                            5-7/8           2-3/4
        Second Quarter                           4-1/4           2-1/2
        Third Quarter                            3-1/16          1-1/4
        Fourth Quarter                           1-3/4           1-1/2

        Fiscal Year 2000                          High            Low
        ----------------                          ----            ---
        First Quarter                            1-3/4           1-3/8
        Second Quarter                           2-1/2           1-1/2
        Third Quarter                            2-5/16          2-3/16
        Fourth Quarter                           2-3/8           1-7/16


HOLDERS

        As of March 13, 2001, there were 81 holders of record of the Company's Common Stock.

DIVIDENDS

        The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

Item 6.        SELECTED FINANCIAL DATA
               -----------------------

        The following selected financial data of the Company and its predecessors should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for the Company for the 52 weeks ended December 26, 2000, December 28, 1999 and December 29, 1998 and period from February 7, 1997 through December 30, 1997, the historical income statement data for F&H Restaurant Corp. ("FHRC") for the period from January 1, 1997 through February 20, 1997, the historical income statement data for Fox and Hound Entertainment and Restaurant Group ("FHERG") for the fiscal year ended December 31, 1996, the balance sheet data for the Company as of December 26, 2000, December 28, 1999, December 29, 1998 and December 30, 1997, and the balance sheet data for FHERG as of December 31, 1996 are derived from the Company's and its predecessors' audited financial statements. The table also sets forth the pro forma income statement data for the Company as if the Exchange had occurred on January 1, 1996. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not purport to be indicative of the consolidated results of operations that would have occurred had the Exchange occurred at January 1, 1996, or which may be expected to occur in the future.

                                                            Historical
                          ---------------------------------------------------------------------------------------
                                                                                                                      The Company
                                              The Company                                                 FHERG        Pro Forma
                          ------------------------------------------------------------                 ----------  -----------------
                                                                        46 weeks and        FHRC       Year ended     Year ended
                                                                                        -------------
                                       52 weeks ended                   5 days ended    51 days ended   Dec. 31,   Dec. 30, Dec. 31,
                          --------------------------------------------
                          Dec. 26, 2000  Dec. 28, 1999  Dec. 29, 1998  Dec. 30, 1997   Feb. 20, 1997      1996      1997      1996
                          -------------  -------------  -------------  -------------   -------------     ------    ------   --------
                                                              (In thousands, except per share data)
INCOME STATEMENT DATA:

Net sales                       $55,990      $55,930         $34,114      $16,163         $   858        $ 5,507  $18,557    $14,844
Costs and expenses:
   Cost of sales                 14,790       15,349           9,429        4,287             245          1,721    4,912      4,177
   Operating expenses            28,395       28,632          15,586        7,142             393          2,759    8,281      6,747
   Depreciation and amortization  3,592        3,697           2,875          939              35            311    1,052        855
   Preopening costs                 501          487             ---          ---             ---            ---      ---        ---
   Provision for asset impairment
      and store closing           2,362        1,087             ---          ---             ---            ---      ---        ---
                                  -----        -----          ------       ------           -----          -----   ------   --------
Entertainment and restaurant costs
   and expenses                  49,640       49,252          27,890       12,368             673          4,791   14,245     11,779
Entertainment and restaurant     ------       ------          ------       ------           -----          -----   ------   --------
   operating income               6,350        6,677           6,224        3,795             185            716    4,312      3,065
General and administrative        3,768        3,900           2,609        1,794              36            296    2,014        915
      expenses
Goodwill amortization               244          244             244          210              24            ---      242        237
                                 ------       ------          ------       ------           -----          -----   ------   --------
Income  from operations           2,338        2,533           3,371        1,791             125            420    2,056      1,913
Other income (expense)           (1,148)      (1,298)           (70)          266              63            (56)     370        656
Income before provision for      ------       ------          ------       ------           -----          -----   ------   --------
   income taxes                   1,190        1,235           3,301        1,525              62            364    1,686      1,257
Provision for income taxes          342          418           1,221          545              11            ---      605        471
Minority interest                   ---          ---             ---          ---              34            ---      ---        ---
Income before cumulative effect  ------       ------          ------       ------           -----          -----   ------   --------
      of a change in accounting
      principle                     848          817           2,080          980              17            364    1,081        786
Cumulative effect of change in
        accounting principle        ---       (1,128)            ---          ---             ---            ---      ---        ---
                                 ------      --------     ----------    ---------        --------       --------  -------     ------
Net income (loss)                $  848      $  (311)     $    2,080    $     980        $     17       $    364  $ 1,081     $  786
                                 ======      ========     ==========    =========        ========       ========  =======     ======
Basic and diluted net income
      (loss) per share           $  .09      $  (.03)     $      .20    $     .11                                 $   .12     $  .10
                                 ======      ========     ==========    =========                                 =======     ======
Weighted number of shares
      outstanding                 9,323       10,348          10,415        9,182                                   9,062      8,000
                                 ======      ========     ==========    =========                                 =======     ======
                                                                        Historical
                          ---------------------------------------------------------------------------------------
                                           The Company                                                   FHERG
                          ------------------------------------------------------------                 ----------
                          December 26,    December 28,    December 29,   December 30,                December 31,
                              2000           1999              1998          1997                        1996
                          -------------   --------------  -------------  ------------                ------------
                                                                  (In thousands)
BALANCE SHEET DATA:

Working capital (deficit)     $ (3,435)      $  (489)      $    (947)    $  4,579                       $   (554)

Total assets                    40,128        41,352          41,284       23,224                          2,520

Notes payable, including current
      portion                   11,980        14,395          11,815          ---                            696

Stockholders'/partners' equity  20,987        22,232          23,736       21,665                          1,564


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

GENERAL

        The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.
        The Company began operations February 20, 1997 with three Fox and Hound and eight Bailey's entertainment restaurant locations, and opened three Fox and Hound and two Bailey's entertainment restaurant locations during the year ended December 30, 1997, opened thirteen Fox and Hound and three Bailey's entertainment restaurant locations during the year ended December 29, 1998, opened five Fox and Hound entertainment restaurant locations and closed one Fox and Hound and one Bailey's entertainment restaurant location during the year ended

December 28, 1999, and opened two Fox and Hound and one Bailey's entertainment restaurant locations during the year ended December 26, 2000.
        Prior to December 30, 1998, pre-opening costs which include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, were capitalized and amortized over a 12 month period, beginning in the period that the restaurant opened. Effective December 30, 1998, pre-opening costs are expensed as incurred.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales and other selected operating data.

                                                                          Year Ended(1)
                                                             -------------------------------------
                                                              Dec. 26,      Dec. 28,     Dec. 29,
                                                                2000          1999        1998
                                                             ----------   -----------   ----------
Income Statement Data:
        Net sales                                               100.0%       100.0%       100.0%
        Costs and expenses:
                Cost of sales                                    26.4         27.4         27.6
                Operating expenses                               50.7         51.2         45.7
                Depreciation and amortization                     6.4          6.6          8.4
                Preopening costs                                  1.0          1.0           --
                Provision for asset impairment
                    and store closing                             4.2          1.9           --
                                                                ------       ------       -------
                Restaurant costs and expenses                    88.7         88.1         81.7
                                                                ------       ------       -------
                Restaurant operating income                      11.3         11.9         18.3
                General and administrative                        6.7          7.0          7.6
                Goodwill amortization                             0.4          0.4          0.7
                                                                ------       ------       -------
        Income from operations                                    4.2          4.5         10.0
                Loss on disposal of assets                       (0.1)        (0.2)          --
                Other income, principally interest                 --           --          0.2
                Interest expense                                 (2.0)        (2.1)        (0.4)
                                                                ------       ------       -------
        Income before provision for income taxes                  2.1          2.2          9.8
        Provision for income taxes                                0.6          0.7          3.6
                                                                ------       ------       -------
        Income before cumulative effect of a
                change in accounting principle                    1.5          1.5          6.2
        Cumulative effect of change in
                accounting principle                               --         (2.0)          --
                                                                ------       -------      -------
        Net income (loss)                                         1.5%        (0.5)%        6.2%
                                                                ======       =======      =======

RESTAURANT OPERATING DATA:
        Number of locations at end of period                       38           35           32
        Number of store operating weeks (2)                     1,831        1,843        1,085
        Annualized average weekly sales per location (3)     $  1,590     $  1,578     $  1,634

-----------------------------------
(1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.
(2) Store operating weeks represents the number of full weeks all locations were open during the period.
(3) Annualized average weekly sales per location are computed by dividing net sales for full weeks open during the period by the number of store operating weeks and multiplying the result by fifty-two.

THE COMPANY

        FIFTY-TWO WEEKS ENDED DECEMBER 26, 2000 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999
        Net sales increased $60,000 (0.1%) for the fifty-two weeks ended December 26, 2000 to $55,990,000 from $55,930,000 in the fifty-two weeks ended December 28, 1999, which is attributable to a 0.8% increase in average unit volumes ($1,590,000 versus $1,578,000) offset by a 0.7% decrease in store operating weeks (1,831 versus 1,843). Same store sales increased 3.8% for the fifty-two weeks ended December 26, 2000.
        Costs of sales, primarily food and beverages, decreased $559,000 (3.6%) for the fifty-two weeks ended December 26, 2000 to $14,790,000 from $15,349,000 in the fifty-two weeks ended December 28, 1999, and such expenses decreased as a percentage of sales from 27.4% to 26.4%. This decrease is attributable to better food and beverage controls.
        Restaurant operating expenses for the fifty-two weeks ended December 26, 2000 decreased $237,000 (0.8%) to $28,395,000 from $28,632,000 in the fifty-two weeks ended December 28, 1999, and such expenses decreased as a percentage of
net sales to 50.7% from 51.2%.   This decrease is primarily attributable to
lower hourly labor costs (1.7%) resulting from better labor controls, offset by higher other operating expenses including maintenance costs (0.6%) and live music costs (0.6%).
        Depreciation and amortization decreased $105,000 (2.8%) for the fifty-two weeks ended December 26, 2000 to $3,592,000 from $3,697,000 in the fifty-two weeks ended December 28, 1999, and such expenses decreased as a percentage of net sales to 6.4% from 6.6%. This decrease is due to the closing of two units in 1999 offset by three new units opened in the fourth quarter of 2000.
        Preopening costs increased $14,000 (2.9%) for the fifty-two weeks ended December 26, 2000 to $501,000 from $487,000 in the fifty-two weeks ended December 28, 1999, and such expenses were 1.0% of net sales for both periods.
        Preopening costs for 2000 were related to the opening of three units in 2000 and costs related to units which will open in 2001. Preopening costs for 1999 were related to the opening of five units in 1999.
        Provision for asset impairment and store closing increased $1,275,000 (117.3%) for the fifty-two weeks ended December 26, 2000 to $2,362,000 from $1,087,000 in the fifty-two weeks ended December 28, 1999, and such expenses increased as a percentage of net sales to 4.2% from 1.9%. The provision in 2000 reflects the charge made in the fourth quarter of 2000 for the write down of certain under-performing restaurant assets. The Company periodically reviews its long lived assets which are held and used in its entertainment restaurant operations for indications of impairment (see Note 1 of Notes to Consolidated Financial Statements). The provision in 1999 represents the estimated costs associated with closing the Fox and Hound location in Davenport, Iowa. The provision included $394,000 of future lease costs, $640,000 in abandoned leasehold improvements and $53,000 in abandoned furniture, fixtures and equipment. This unit was opened in June 1998 and closed in October 1999. The unit had been experiencing consistent negative cash flows due to low sales volumes.
        General and administrative expenses decreased $131,000 (3.4%) for the fifty-two weeks ended December 26, 2000 to $3,768,000 from $3,900,000 in the fifty-two weeks ended December 28, 1999, and such expenses decreased as a percentage of net sales to 6.7% from 7.0%. The decrease reflects the realignment of certain executive positions during 2000.
        The loss on disposal of assets in 2000 consisted mainly of the disposal of certain video games in several units. The loss on disposal of assets in 1999 consisted mainly of the disposal of POS equipment in six units which was replaced with POS systems consistent with the systems used in each of the other units.

        Interest expense decreased $94,000 (8.0%) for the fifty-two weeks ended December 26, 2000 to $1,081,000 from $1,175,000. This decrease reflects a decrease in the average debt balance offset by an increase in the average interest rate.
        The effective income tax rate on income was 28.7% for the fifty-two weeks ended December 26, 2000 as compared to 44.0% for the fifty-two weeks ended December 28, 1999. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

        FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998
        Net sales increased $21,816,000 (64.0%) for the fifty-two weeks ended December 28, 1999 to $55,930,000 from $34,114,000 in the fifty-two weeks ended December 29, 1998, which is attributable to a 69.9% increase in store operating weeks (1,843 versus 1,085) and a 3.4% decrease in average unit volumes ($1,578,000 versus $1,634,000). Same store sales decreased 0.5% for the fifty-two weeks ended December 28, 1999.
        Costs of sales, primarily food and beverages, increased $5,920,000 ( 62.8%) for the fifty-two weeks ended December 28, 1999 to $15,349,000 from $9,429,000 in the fifty-two weeks ended December 39, 1998, and such expenses decreased as a percentage of sales from 27.6% to 27.4%. This decrease is attributable to better food and beverage controls.
        Restaurant operating expenses for the fifty-two weeks ended December 28, 1999 increased $13,046,000 (83.7%) to $28,632,000 from $15,586,000 in the fifty-two weeks ended December 29, 1998, and such expenses increased as a percentage of net sales to 51.2% from 45.7%. This increase is attributable to higher labor costs (2.2%) resulting from the increase in food sales as a portion of the overall sales mix (which has a higher labor cost compared to beverages and entertainment), higher occupancy costs (1.1%) for units opened since June 1998, a one-time charge for a state sales tax assessment (0.6%), and higher other operating expenses (1.4%) including maintenance costs, premium TV costs and higher costs associated with training new managers.
        Depreciation and amortization increased $822,000 (28.6%) for the fifty-two weeks ended December 28, 1999 to $3,697,000 from $2,875,000 in the fifty-two weeks ended December 29, 1998, and such expenses decreased as a percentage of net sales to 6.6% from 8.4%. This increase is due primarily to the change in accounting method for preopening expenses which, prior to 1999, were capitalized and then amortized over a twelve month period. The preopening amortization expense included in depreciation and amortization for the fifty-two weeks ended December 29, 1998 was $941,000 or 2.8% of sales. Excluding the impact of preopening amortization, depreciation and amortization expense as a percentage of sales actually increased 1.0% due to higher depreciation costs for units opened since June 1998.
        Preopening costs were $487,000 for the fifty-two weeks ended December 28, 1999, and such expenses were 1.0% of net sales. Preopening costs for 1999 were related to the opening of five units in 1999.
        Provision for asset impairment and store closing was $1,087,000 or 1.9% of sales for the fifty-two weeks ended December 28, 1999 and represents the estimated costs associated with closing the Fox and Hound location in Davenport, Iowa.
        General and administrative expenses increased $1,291,000 (49.5%) for th fifty-two weeks ended December 28, 1999 to $3,900,000 from $2,609,000 in the fifty-two weeks ended December 29, 1998, and such expenses decreased as a percentage of net sales from 7.6% to 7.0%. The decrease reflects the effect of leveraging the general and administrative expenses against higher sales. For fiscal 1998 and through February 28, 1999, certain accounting and administrative services were contracted from Coulter Enterprises, Inc. ("CEI"), a restaurant management services company owned by the Company's former Chairman of the Board, Jamie B. Coulter. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. For fiscal 1998 and through February 28, 1999, the fixed annual charge was $194,500, plus an additional fee of $466 per restaurant per 28-day accounting period.
        On October 19, 1998, Lone Star Steakhouse & Saloon, Inc. ("Lone Star"), a restaurant company of which Mr. Coulter is chairman and CEO, purchased certain assets and assumed certain liabilities of CEI, including the former services agreement with the Company. From October 19, 1998 to February 28, 1999, such services were provided by Lone Star. Beginning March 1, 1999, these services were provided by Franchise Services Company ("FSC") at a market rate.
        The loss on disposal of assets consisted mainly of the disposal of certain POS equipment in six units which was replaced with POS systems consistent with the systems used in each of the other units.
        The interest earned during the fifty-two weeks ended December 29, 1998 was from the investment of the net proceeds of the Initial Public Offering. The decrease in interest earned resulted from the prior utilization of the proceeds from the Initial Public Offering to develop additional locations. Interest expense increased $1,035,000 for the fifty-two weeks ended December 28, 1999 to $1,175,000. This increase reflects the borrowings made to fund additional unit development .
        The effective income tax rate on income before the cumulative effect of a change in accounting principle for the fifty-two weeks ended December 28, 1999 was 33.8% and the effective income tax rate for the fifty-two weeks ended December 29, 1998 was 37.0%. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company was formed on February 7, 1997 and, pursuant to the Exchange on February 20, 1997, the Company became the owner of the eight then-existing Bailey's locations and three then-existing Fox and Hound locations. Prior to the Exchange, Bailey's financed its expansion primarily with loans from stockholders and loans from banks. Prior to the Exchange, Fox and Hound financed its expansion primarily with partners' equity contributions and loans from related parties.

        As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $2,946,000 to $3,435,000 as of December 26, 2000 from $489,000 as of December 28, 1999. This increase is attributable to an increase in accounts payable related to new unit expansion including $1,546,000 of property and equipment additions included in accounts payable at December 26, 2000 as well as $418,000 related to current portion of notes payable at December 26, 2000. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
        Immediately following the Initial Public Offering, the Company repaid outstanding indebtedness to Intrust Bank, N.A., Wichita, in the principal amount of approximately $10.8 million out of a total credit line of $12.0 million available to the Company. This outstanding indebtedness was incurred to refinance the debt of the acquired entities in the Exchange of approximately $9.1 million and to finance the stockholder dividend payment to the former stockholders of Bailey's of approximately $1.7 million.
        On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Facility were used for restaurant development. As of December 26, 2000, the Company had borrowed $11,980,000 under the Facility. The Company is in compliance with all debt covenants.
        Cash flows from operations were $7,131,00 in the fifty-two weeks ended December 26, 2000 compared to $4,903,000 in the fifty-two weeks ended December 28, 1999. This increase is attributable to an increase in net income before the write off of property and equipment related to asset impairment of $3,210,000 in the fifty-two weeks ended December 26, 2000 compared to net income before the cumulative effect of a change in accounting principle and the write off of property and equipment related to store closure of $1,510,000 in the fifty-two weeks ended December 28, 1999. This increase is also attributable to an increase in accounts payable and accrued liabilities of $1,005,000 in 2000 compared to a decrease in accounts payable and accrued liabilities of $1,078,000 in 1999. Purchases of property and equipment were $3,005,000 for the fifty-two weeks ended December 26, 2000 compared to $4,695,000 for the fifty-two weeks ended December 28, 1999.
        The Company intends to open up to seven entertainment restaurant locations in 2001 and between seven to ten locations in 2002. The Company expects to expend approximately $7.0 to $10.0 million to open new locations over the next 12 months.
        The Company believes the funds available from the Facility and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on acceptable terms or at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        INTEREST RATE RISK

        The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 8.68% for the year ended December 26, 2000. The following table presents the quantitative interest rate risks at December 26, 2000:

                                       Principal Amount by Expected Maturity
                                  ---------------------------------------------------
                                            (In thousands)                              Fair
                                                                        There-          Value
        (dollars in thousands)  2001    2002    2003    2004    2005    after   Total   12/26/00
        ----------------------  ----    ----    ----    ----    ----    -----   -----   --------

        Variable rate debt      $418   $2,644  $2,892  $3,164  $2,862   $ ---  $11,980   $11,980
        Average Interest Rate-
              1/2% below prime  9.00%  9.00%   9.00%   9.00%   9.00%    9.00%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

        See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

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

        *10.8 Non-Competition, Confidentiality and Non-Solicitation Agree-ment between the Registrant and Dennis L. Thompson, dated February 20, 1997.

        *10.9 Non-Competition, Confidentiality and Non-Solicitation Agree-ment between the Registrant and Thomas A. Hager, dated February 20, 1997.

        *10.10 Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

        *10.11  First Amendment to Lease by and between Real Alchemy I,
                L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

        *10.12 Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

        *10.13 Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

        *10.14 Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

        **21.1  Subsidiaries of Registrant.

        **24.1 Powers of Attorney (included on the signature page of this Form 10-K).
---------------------------------

(b)  Reports on Form 8-K filed in the fourth quarter of 2000:

     The following reports on Form 8-K were filed by the Company during the quarterly period ended December 26, 2000:
        Current Report on Form 8-K dated and filed November 14, 2000, Items 4 and 7.
        Current Report on Form 8-K dated and filed December 20, 2000, Items 4 and 7.

  * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-23343).
**   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 26th day of March 2001.



                                            TOTAL ENTERTAINMENT RESTAURANT CORP.
                                                        (Registrant)



                                                /s/ James K. Zielke
                                            ------------------------------------
                                                    James K. Zielke
                                                Chief Financial Officer,
                                              Treasurer, Secretary and Director
                                                (principal accounting officer)

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


                SIGNATURE               TITLE                  DATE
                ---------               -----                  ----

        /s/ Dennis L. Thompson   Co-Chairman of the Board   March 26, 2001
        ----------------------
           Dennis L. Thompson


        /s/ Stephen P. Hartnett  Co-Chairman of the Board   March 26, 2001
        ----------------------
          Stephen P. Hartnett


        /s/ Steven M. Johnson    Chief Executive Officer    March 26, 2001
        ----------------------        and Director
           Steven M. Johnson  (principal executive officer)


        /s/ Gary M. Judd         President and Director     March 26, 2001
        ----------------------
           Gary M. Judd


        /s/ James K. Zielke      Chief Financial Officer,   March 26, 2001
        ----------------------    Treasurer, Secretary
           James K. Zielke           and Director
                              (principal accounting officer)

        /s/ Thomas A. Hager      Director                   March 26, 2001
        ----------------------
           Thomas A. Hager


        /s/ C. Wells Hall, III   Director                   March 26, 2001
        ----------------------
           C. Wells Hall, III


        /s/ E. Gene Street       Director                   March 26, 2001
        ----------------------
           E. Gene Street


        /s/ John D. Harkey, Jr.  Director                   March 26, 2001
        ----------------------
          John D. Harkey, Jr.

              SUBSIDIARIES OF TOTAL ENTERTAINMENT RESTAURANT CORP.
              ----------------------------------------------------
                              AS OF MARCH 13, 2001
                              --------------------

F & H Restaurant Corp.
TENT Finance, Inc.
Bailey's Sports Grille, Inc.
Fox & Hound, Inc.
Fox & Hound II, Inc.
Alabama Fox & Hound, Inc.
Fox & Hound of Arizona, Inc.
Fox & Hound of Colorado, Inc.
F & H Restaurant of Georgia, Inc.
Fox & Hound of Illinois, Inc.
Fox & Hound of Indiana, Inc.
F & H of Iowa, Inc.
Fox & Hound of Kansas, Inc.
Fox & Hound of Louisiana, Inc.
Fox & Hound of Michigan, Inc.
Fox & Hound of Missouri, Inc.
Fox & Hound of Nebraska, Inc.
Fox & Hound of North Carolina, Inc.
Fox & Hound of Ohio, Inc.
Pennsylvania Fox & Hound, Inc.
Fox & Hound of Tennessee, Inc.
Fox & Hound of Texas, Inc.
N. Collins Beverage, Inc.
505 Beverage, Inc.
Jackson Beverage Corporation
Raider Beverage Corporation
Rocket Beverage Corporation
Bryant Beverage Corporation
Downtown Beverage Corporation
Midway Entertainment, Ltd.
N. Collins Entertainment, Ltd.
505 Entertainment, Ltd.
Fox & Hound of San Antonio, Ltd.
Fox & Hound of Lubbock, Ltd.
Fox & Hound of Houston, Ltd.
Fox & Hound of Lewisville, Ltd.
Fox & Hound of Fort Worth, Ltd.


Exhibit 21.1

                       THIS PAGE INTENTIONALLY LEFT BLANK

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
TOTAL ENTERTAINMENT RESTAURANT CORP.

Independent Auditors' Report .........................................................   F-2
Report of Independent Certified Public Accountants ...................................   F-3
Report of Independent Auditors .......................................................   F-4
Consolidated Balance Sheets as of December 26, 2000 and December 28, 1999 ............   F-5
Consolidated Statements of Income for the years ended December 26, 2000,
     December 28, 1999, and December 29, 1998 ........................................   F-7
Consolidated Statements of Stockholders' Equity for the years ended December 26, 2000,
     December 28, 1999, and December 29, 1998 ........................................   F-8
Consolidated Statements of Cash Flows for the years ended December 26, 2000,
     December 28, 1999, and December 29, 1998 ........................................   F-9
Notes to Consolidated Financial Statements ...........................................  F-11


                          Independent Auditors' Report


The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated balance sheet of Total Entertainment Restaurant Corp. and subsidiaries as of December 26, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Restaurant Corp. and subsidiaries as of December 26, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                                            /s/ KPMG LLP
Wichita, Kansas
February 2, 2001,except
for note 11 which is as
of February 28, 2001

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Restaurant Corp. as of December 28, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, on December 30, 1998, the Company changed its method of accounting for pre-opening costs.




                                             /s/ Grant Thornton LLP

Wichita, Kansas
January 28, 2000

                         Report of Independent Auditors


The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Total Entertainment Restaurant Corp. for the year ended December 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Total Entertainment Restaurant Corp. for the year ended December 29, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ Ernst & Young LLP

March 22, 1999
Wichita, Kansas

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 26,  DECEMBER 28,
                                                               2000          1999
                                                            ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                               $ 2,244,606   $ 2,550,469
   Inventories                                               1,028,975       973,156
   Deferred income taxes                                       161,206       136,827
   Other current assets                                        579,594       435,639
                                                            ----------    ----------
Total current assets                                         4,014,381     4,096,091

Property and equipment:
   Land                                                        600,000       600,000
   Buildings                                                   670,629       670,629
   Leasehold improvements                                   21,851,941    20,720,043
   Equipment                                                13,397,524    13,189,864
   Furniture and fixtures                                    3,265,386     3,108,243
                                                            ----------    ----------
                                                            39,785,480    38,288,779
   Less accumulated depreciation and amortization            9,022,781     5,988,331
                                                            ----------    ----------
Net property and equipment                                  30,762,699    32,300,448


Other assets:
   Goodwill, net of accumulated amortization of $977,959
     ($733,796 at December 28, 1999)                         3,905,296     4,149,459
   Deferred income taxes                                     1,059,839       490,460
   Other assets                                                385,385       315,911
                                                            ----------    ----------
Total other assets                                           5,350,520     4,955,830
                                                            ----------    ----------

Total assets                                               $40,127,600   $41,352,369
                                                           ===========   ===========

                                                                                    DECEMBER 26,   DECEMBER 28,
                                                                                        2000          1999
                                                                                     ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current portion notes payable                                                    $   418,108   $        --
   Accounts payable                                                                   3,520,542     1,040,448
   Sales tax payable                                                                    442,297       359,458
   Accrued payroll                                                                      775,012       655,702
   Accrued payroll taxes                                                                242,134       355,543
   Accrued income taxes                                                               1,009,592       876,838
   Lease obligation for closed store                                                    263,924       368,476
   Other accrued liabilities                                                            777,504       928,359
                                                                                     ----------    ----------
Total current liabilities                                                             7,449,113     4,584,824


Notes payable                                                                        11,561,892    14,395,000
Deferred revenue                                                                        129,549       140,769

Stockholders' equity:
   Preferred stock, $.10 par value, 2,000,000 shares
     authorized; none issued                                                                 --            --
   Common stock, $.01 par value; 20,000,000 shares authorized;
     8,741,411 shares issued and
     outstanding (9,681,271 at December 28, 1999)                                        87,414        96,813
   Additional paid-in capital                                                        17,301,511    19,385,229
   Retained earnings                                                                  3,598,121     2,749,734
                                                                                      ----------    ----------
Total stockholders' equity                                                           20,987,046    22,231,776
                                                                                     ----------    ----------
Commitments

Total liabilities and stockholders' equity                                          $40,127,600   $41,352,369
                                                                                    ===========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 26, 2000    DECEMBER 28, 1999   DECEMBER 29, 1998
                                                                 --------------------------------------------------------------
Sales:
Food and beverage                                                      $50,837,163          $50,525,221         $30,009,876
Entertainment and other                                                  5,152,660            5,404,628           4,103,743
                                                                 --------------------------------------------------------------
   Total net sales                                                      55,989,823           55,929,849          34,113,619

Cost and expenses:
   Cost of sales                                                        14,789,948           15,349,274           9,428,645
   Entertainment and restaurant operating expenses                      28,394,610           28,631,590          15,585,758
   Depreciation and amortization                                         3,592,299            3,697,083           2,875,262
   Preopening costs                                                        500,739              487,475                  --
   Provision for asset impairment and store closing                      2,361,840            1,086,785                  --
                                                                 --------------------------------------------------------------
                                                                 --------------------------------------------------------------
Entertainment and restaurant costs and expenses                         49,639,436           49,252,207          27,889,665
                                                                 --------------------------------------------------------------
Entertainment and restaurant operating income                            6,350,387            6,677,642           6,223,954

General and administrative expenses:
   Related parties                                                              --               60,563             320,599
   Other                                                                 3,768,774            3,839,623           2,288,663
Goodwill amortization                                                      244,163              244,163             244,163
                                                                 --------------------------------------------------------------
Income from operations                                                   2,337,450            2,533,293           3,370,529
Other income (expense):
   Loss on disposal of assets                                              (66,902)            (123,648)                 --
   Other income (principally interest income)                                  404                  126              70,914
    Interest expense                                                    (1,080,919)          (1,174,739)           (140,376)
                                                                 --------------------------------------------------------------
Income before provision for income taxes                                 1,190,033            1,235,032           3,301,067
Provision for income taxes                                                 341,646              418,211           1,220,775
                                                                 --------------------------------------------------------------
Income before cumulative effect of a
   change in accounting principle                                          848,387              816,821           2,080,292
Cumulative effect of a change in accounting principle                           --           (1,127,536)                 --
                                                                 --------------------------------------------------------------
Net income (loss)                                                 $       848,387       $      (310,715)      $   2,080,292
                                                                 ==============================================================

Basic and diluted earnings (loss) per share:
Earnings before cumulative effect of a
   change in accounting principle                                 $           0.09      $          0.08       $        0.20
Cumulative effect of a change in accounting principle                           --                (0.11)                 --
                                                                 --------------------------------------------------------------
Basic and diluted earnings (loss) per share                       $           0.09      $         (0.03)      $        0.20
                                                                 ==============================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               COMMON STOCK
                                                      -------------------------------  ADDITIONAL
                                                                                         PAID-IN          RETAINED
                                                           NUMBER         AMOUNT         CAPITAL          EARNINGS         TOTAL
                                                      ------------------------------------------------------------------------------
Balance at December 30, 1997                              10,415,000  $   104,150      $20,580,764     $   980,157      $21,665,071
   Additional initial public offering expenses                    --           --           (9,586)             --           (9,586)
   Net income                                                     --           --               --       2,080,292        2,080,292
                                                      ------------------------------------------------------------------------------
Balance at December 29, 1998                              10,415,000      104,150       20,571,178       3,060,449       23,735,777
   Purchase and retirement of shares of common stock
                                                            (733,729)      (7,337)      (1,185,949)             --       (1,193,286)
   Net loss                                                       --           --               --        (310,715)        (310,715)
                                                      ------------------------------------------------------------------------------
Balance at December 28, 1999                               9,681,271       96,813       19,385,229       2,749,734       22,231,776
   Purchase and retirement of shares of common stock
                                                            (939,860)      (9,399)      (2,083,718)             --       (2,093,117)
   Net income                                                     --           --               --         848,387          848,387
                                                      ------------------------------------------------------------------------------
Balance at December 26, 2000                               8,741,411   $   87,414     $ 17,301,511     $ 3,598,121     $ 20,987,046
                                                      ==============================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                        DECEMBER 26,       DECEMBER 28,       DECEMBER 29,
                                                                            2000               1999               1998
                                                                     ----------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                    $      848,387     $     (310,715)     $   2,080,292
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Cumulative effect of a change in accounting
            principle                                                               --          1,127,536                 --
       Write off of property and equipment related
            to asset impairment and store closure                            2,361,840            692,746                 --
       Loss on disposal of assets                                               66,902            123,648                 --
       Depreciation                                                          3,611,878          3,725,250          1,917,027
       Amortization                                                            269,413            287,744          1,202,398
       Deferred taxes                                                         (593,759)          (286,212)           165,250
       Net change in operating assets and liabilities:
         Inventories                                                           (55,819)          (118,470)          (457,928)
         Preopening costs                                                           --                 --         (2,343,896)
         Other current assets                                                 (143,955)           227,108           (312,423)
         Other assets                                                         (122,368)            14,514           (212,989)
         Accounts payable                                                      934,011         (2,005,717)           851,460
         Accounts payable - affiliates                                              --            (11,451)           (13,195)
         Accrued liabilities                                                    70,639            927,396          1,487,527
         Deferred revenue                                                      (11,220)           140,769                 --
         Lease obligation for closed store                                    (104,552)           368,476                 --
                                                                     ----------------------------------------------------------
Net cash provided by operating activities                                    7,131,397          4,902,612          4,363,523

INVESTING ACTIVITIES
   Purchases of property and equipment                                      (3,005,492)        (4,694,718)       (19,758,730)
   Proceeds from disposal of assets                                             76,349             10,000                 --
   Proceeds from sale of marketable securities                                      --                 --          3,315,056
                                                                     ----------------------------------------------------------
Net cash used in investing activities                                       (2,929,143)        (4,684,718)       (16,443,674)

FINANCING ACTIVITIES
   Proceeds from revolving note payable to bank                             38,480,000         41,200,000         23,955,000
   Payments of revolving note payable to bank                              (40,895,000)       (38,620,000)       (12,140,000)
   Purchase of common stock                                                 (2,093,117)        (1,193,286)                --
   Net expenses from issuance of common stock                                       --                 --             (9,586)
                                                                     ----------------------------------------------------------
Net cash (used in) provided by financing activities                         (4,058,117)         1,386,714         11,805,414

Net (decrease) increase in cash and cash equivalents                          (305,863)         1,604,608           (274,737)
Cash and cash equivalents at beginning of year                               2,550,469            945,861          1,220,598
                                                                     ----------------------------------------------------------
Cash and cash equivalents at end of year                                 $   2,244,606     $    2,550,469     $      945,861
                                                                     ==========================================================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                        DECEMBER 28,       DECEMBER 29,       DECEMBER 29,
                                                                            1999               1998               1998
                                                                     ----------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $   1,208,313      $   1,171,349      $     194,801
Cash paid for income taxes                                                     802,650            190,668            561,600

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY
Additions to property and equipment in accounts
   payable at year end                                                   $   1,546,083      $          --      $   1,733,580


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

o        BACKGROUND

Total Entertainment Restaurant Corp. (the Company) owns and operates a chain of entertainment and restaurant locations under the Fox and Hound English Pub & Grille (Fox & Hound), Bailey's Sports Grille and Bailey's Pub & Grille (Bailey's) brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and late-night dining alternatives in a single location. The Company's entertainment restaurant locations appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox & Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. As of December 26, 2000, the Company owned and operated 25 Fox & Hounds and 13 Bailey's in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. The Company operates in one business segment.

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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                                                1998
                                                                                ----
         Net income--as reported                                             $2,080,292
         Net income--pro forma                                               $1,196,189

         Basic and diluted earnings per share--as reported                       $ 0.20
         Basic and diluted earnings per share--pro forma                         $ 0.11


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

o        IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair market value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. A provision for impairment amounting to $2,361,840 has been recorded for the year ended December 26, 2000 which is applicable to two underperforming restaurants.

o        INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

o        ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended December 26, 2000, December 28, 1999, and December 29, 1998 were $696,364, $622,555, and $489,929, respectively.

o        ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options with grant prices equal to the fair value of the Company's common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented in Note 4.

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

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o        EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

o        RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation.

2. PREFERRED STOCK

The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and the number of shares constituting any series or the designation of such series.

3. REVOLVING NOTE PAYABLE

On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past fifty-two weeks. The note is secured by substantially all assets of the Company. The note restricts the ability of the Company to pay dividends. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in The Wall Street Journal (9.00% and 8.50% at December 26, 2000 and December 28, 1999, respectively). Proceeds from the Facility were used for restaurant development and acquisition of treasury stock. As of December 26, 2000 and December 28, 1999, the Company had borrowed $11,980,000 and $14,395,000, respectively, under the Facility.

The following represents future maturities of the note:

                            2001                                     $ 418,108
                            2002                                     2,644,212
                            2003                                     2,892,257
                            2004                                     3,163,570
                            2005                                     2,861,853
                                                                ----------------
                            Total                                  $11,980,000
                                                                ================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK OPTIONS

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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                 December 26,       December 28,       December 29,
                                                     2000               1999               1998
                                               ------------------ ------------------ -----------------
     Pro forma net income (loss)                    $645,479          $(524,264)        $1,719,143
     Pro forma earnings (loss) per
        share--basic and diluted                       $0.07             $(0.05)             $0.17
     Weighted  average  fair value of options
       granted during the year                         $1.23              $3.05              $2.56


A summary of the Company's stock option activity and related information for the years ended December 26, 2000, December 28, 1999, and December 29, 1998 follows:

                                 December 26,2000          December 28, 1999         December 29, 1998
                             ------------------------- -------------------------- ------------------------
                              Weighted                  Weighted                   Weighted
                              Average                   Average                    Average
                              Exercise                  Exercise                   Exercise
                               Price       Options       Price        Options       Price       Options
                             ----------- ------------- ----------- -------------- ----------- ------------
Outstanding beginning           $ 5.57    1,180,903       $ 7.19     1,129,401      $ 8.87       812,746
  of year
     Granted                      1.92       58,000         4.02       638,292        3.80       432,584
     Exercised                     -              -          -               -           -             -
     Canceled                    (4.45)    (258,834)       (6.05)     (586,790)      (6.30)     (115,929)
                                         -------------             --------------             ------------
Outstanding end of year         $ 5.60      980,069       $ 5.57     1,180,903      $ 7.19     1,129,401
                                         =============             ==============             ============

As of December 26, 2000, the Company's outstanding options have a weighted average remaining contract life of 7.0 years and exercise prices ranging from $1.56 to $9.00. There were 417,113 options exercisable at December 26, 2000 and 220,539 options exercisable at December 28, 1999.

For options outstanding as of December 26, 2000, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:

                                              Options Outstanding
               ---------------------------------------------------------------------------------
                                         Number               Weighted-             Weighted-
                                     Outstanding at            Average               Average
                  Range of            December 26,            Exercise              Remaining
                   Prices                 2000                  Price             Contract Life
               ---------------------------------------------------------------------------------
               $1.56 to $4.00            515,890                3.23               7.64 years
               $4.13 to $5.25             75,701                4.44               6.63 years
               $7.00 to $9.00            388,478                8.96               6.33 years
                                         -------
                    Total                980,069                5.60               7.04 years


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK OPTIONS (CONTINUED)

The number of shares and weighted-average exercise price of options exercisable at December 26, 2000 are as follows:

                                             Options Exercisable
                          ------------------------------------------------------
                                                    Number             Weighted-
                                                 Exercisable at         Average
                             Range of            December 26,           Exercise
                              Prices                 2000                 Price
                          ------------------------------------------------------
                          $1.56 to $4.00            100,846                3.44
                          $4.13 to $5.25             15,481                4.44
                          $7.00 to $9.00            300,786                8.99
                                                    -------
                               Total                417,113                7.48

5. RELATED PARTY TRANSACTIONS

The Company utilized an affiliate to provide certain accounting, computer, and administrative services during 1999 and 1998. The Company incurred fees of $60,563 and $320,599 related to these services for the years ended December 28, 1999 and December 29, 1998, respectively.

6. LEASES

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 2002 and 2011. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. Total rental expense for the years ended December 26, 2000, December 28, 1999, and December 29, 1998 was $3,246,774, $3,196,886, and
$1,564,399, respectively, of which $243,409, $241,892, and $241,892, respectively, was paid to a related party. There were no contingent rentals during 2000, 1999, or 1998.

The following presents the future minimum lease payments under noncancelable operating leases with initial terms in excess of one year for each of the next five years and thereafter as of December 26, 2000:

                          2001                                   $4,110,465
                          2002                                    3,979,825
                          2003                                    3,314,368
                          2004                                    1,558,514
                          2005                                    1,378,120
                          Thereafter                              4,714,458
                                                              ----------------
                          Total                                 $19,055,750
                                                              ================

It is expected in the normal course of business that leases will be renewed as they expire.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           2000               1999              1998
                                                    --------------------------------------------------------
Numerator
Net income (loss)                                          $ 848           $ (311)             $2,080
                                                    ========================================================
Denominator
  Denominator for basic (loss) earnings
     per share - weighted-average shares                   9,323            10,348             10,415

Effect of dilutive securities:
  Employee stock options                                       6                 4                 21
                                                    --------------------------------------------------------

Dilutive potential common shares
  Denominator for diluted earnings (loss) per
     share - adjusted weighted-average shares and
     assumed conversions                                   9,329            10,352             10,436
                                                    ========================================================
Basic earnings (loss) per common share                    $ 0.09           $ (0.03)            $ 0.20
                                                    ========================================================
Diluted earnings (loss) per common share                  $ 0.09           $ (0.03)            $ 0.20
                                                    ========================================================

8. INCOME TAXES

The Company's provision for income taxes consists of the following:

                                                    DECEMBER 26,      DECEMBER 28,       DECEMBER 29,
                                                      2000                1999                1998
     Current:
         Federal                                    $ 786,663        $   534,938         $  836,853
         State                                        148,742             49,953            218,672
                                               ---------------------------------------------------------
     Total Current                                    935,405            584,891          1,055,525
     Deferred:
         Federal                                     (546,984)          (777,401)           137,563
         State                                        (46,775)           (51,483)            27,687
                                               ---------------------------------------------------------
     Total Deferred                                  (593,759)          (828,884)           165,250
                                               ---------------------------------------------------------
     Total income tax expense (benefit)             $  341,646       $  (243,993)        $1,220,775
                                               =========================================================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 26, 2000 and December 28, 1999 are as follows:

                                                         December 26, 2000   December 28, 1999
                                                         --------------------------------------
  Deferred tax assets:
     Preopening and organization costs                        $ 527,423          $ 760,554
     Store closure costs                                        387,452            429,795
     Asset impairment costs                                     956,545                  -
     Deferred revenue                                            52,467             57,012
     Bonuses                                                          -             26,447
     Vacation                                                    43,403             38,208
     Federal tax credit carryovers                              913,641            604,588
     Other                                                       50,256             72,226
                                                         --------------------------------------
     Total deferred tax assets                                2,931,187          1,988,830
                                                         -------------------- -----------------

  Deferred tax liabilities:
     Property and equipment                                   1,486,054          1,103,778
     Goodwill                                                   167,442            150,704
     Other                                                       56,646            107,061
                                                         --------------------------------------
  Total deferred tax liabilities                              1,710,142          1,361,543
                                                         --------------------------------------
  Net deferred tax asset (liability)                         $1,221,045       $    627,287
                                                         ======================================

The federal tax credit carryovers consist of credits for social security taxes paid on tips in excess of minimum wage of $658,119 and $327,006 at December 26, 2000 and December 28, 1999, respectively, which expire between 2018 and 2020 and credits for alternative minimum tax of $255,522 and $255,522 at December 26, 2000 and December 28, 1999, respectively, which have no expiration date. A valuation allowance for deferred tax assets was not considered necessary at December 26, 2000.

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

                                                DECEMBER 26,         DECEMBER 28,          DECEMBER 29,
                                                    2000                 1999                  1998
                                            ---------------------------------------------------------------
                                              Amount     Rate     Amount      Rate      Amount     Rate
                                            ---------------------------------------------------------------
Income tax (benefit) expense at federal
      statutory rate                        $ 404,611    34.0%  $ (188,601)    34.0%   $1,122,363   34.0%
State income taxes, net of
  federal (provision) benefit                  41,199     3.5     (15,217)      2.7      141,616     4.3
Tax credits                                  (177,591)  (14.9)   (126,615)     22.8      (92,565)   (2.8)
Other items, net                               73,427     6.1      86,440     (15.5)      49,361     1.5
                                            ----------------------------------------------------------------
Actual income tax expense (benefit)         $ 341,646    28.7%  $(243,993)     44.0%  $1,220,775    37.0%
                                            ================================================================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents, certain payables, and debt instruments, approximates its fair value.

10. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2000 and 1999:

                                            1st               2nd               3rd             4th
                                          Quarter           Quarter           Quarter          Quarter
                                       ------------------------------------------------------------------
   2000
   Net sales                            $13,649,790       $12,006,223      $11,282,667       $19,051,143
   Entertainment and restaurant
       operating income (a)               2,831,044         1,676,877        1,213,162           629,304
   Net income (loss) (a)                    971,316           294,971           20,221          (438,121)
   Basic and diluted earnings (loss)
       per share                               0.10              0.03             0.00             (0.05)


   (a) The fourth quarter of fiscal 2000 includes a charge to earnings of $2,361,840 ($1,457,491 net of income tax) related to the provision for asset impairment in the quarter.

                                            1st               2nd               3rd              4th
                                          Quarter           Quarter           Quarter          Quarter
                                       ------------------------------------------------------------------
   1999
   Net sales                            $14,383,519       $12,796,417      $11,440,655       $17,309,258
   Entertainment and restaurant
       operating income (loss) (a)        2,519,567         1,506,891         (139,133)        2,790,317
   Income (loss) before cumulative
       effect of a change in accounting
       principle (a)                        843,815           128,687         (940,600)          784,919
   Cumulative effect of a change in
       accounting principle (b)          (1,127,536)                -                -                 -
   Net (loss) income (a)                   (283,721)          128,687         (940,600)          784,919
   Basic and diluted (loss) earnings
       per share before cumulative
       effect of a change in accounting
       principle (b)                           0.08              0.01            (0.09)             0.08
   Basic and diluted (loss) earnings
       per share                              (0.03)             0.01            (0.09)             0.08


(a) The third quarter of fiscal 1999 includes a charge to earnings of $1,086,785 ($670,655 net of income tax) related to the provision for store closing in the quarter.
(b) As previously described in Note 1, the Company adopted the provisions of SOP 98-5 in the first quarter of 1999, which required the Company to expense preopening costs as incurred. The SOP required the Company to adopt the provisions at the beginning of the year.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  LEGAL PROCEEDINGS

On February 28, 2001, eight former employees filed a complaint on their own behalf and on behalf of other similarly situated persons against the Company, Fox & Hound of Indiana, Inc., a subsidiary of the Company, and several Company officers, in the United States District Court for the Southern District of Indiana.

The plaintiffs alleged that the Company and the other defendants willfully and in bad faith failed to pay the defendants overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act. The plaintiffs' complaint seeks (1) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (2) an accounting of compensation to which the defendants are owed, (3) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (4) attorneys' fees and costs. The defendants, including the Company, have not yet filed an answer to the plaintiffs' petition, but plan to do so shortly.

On October 2, 2000, R&A Bailey & Company of Dublin, Ireland, filed a notice of opposition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to certain of the Company's U.S. service mark applications. Additionally, on November 14, 2000, R&A Bailey & Company filed a petition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to cancel certain of the Company's U.S. service mark registrations. In both instances, the service marks involved in the actions included the word "Bailey's".

On December 29, 2000, the Company through its trademark counsel filed an answer to R&A Bailey & Company's notice of opposition, denying its allegations. On February 16, 2001, the Company filed a Stipulated Motion to Extend Answer to Petition in response to the petition to cancel by R&A Bailey & Company.

Although it is not possible at this time for the Company to evaluate the merits of these claims and lawsuits, nor their likelihood of success, management of the Company is of the opinion that any resulting liability should not have a material adverse effect on the Company's financial statements.