Form 10-Q
period 2001-03-20
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2001-05-04
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                       Commission file number
         MARCH 20, 2001                                     000-22753
         --------------                                     ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                     52-2016614
             --------                                     ----------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             X  YES       NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             Outstanding at April 19, 2001
              -----
COMMON STOCK, $.01 PAR VALUE                        8,666,111 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                    PAGE
                                                                   NUMBER
PART I.   FINANCIAL INFORMATION                                    ------
-------------------------------

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEETS AT
     MARCH 20, 2001 AND DECEMBER 26, 2000                            2

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWELVE WEEKS ENDED
     MARCH 20, 2001 AND MARCH 21, 2000                               3

     CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS FOR THE TWELVE WEEKS ENDED
     MARCH 20, 2001 AND MARCH 21, 2000                               4

     NOTES TO CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS                                            5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                           6

ITEM 3.  QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK                                  10

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                      11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                     March 20, 2001         December 26, 2000
                                                                   --------------------    --------------------
                           ASSETS
Current assets:
    Cash and cash equivalents                                              $ 3,056,108             $ 2,244,606
    Inventories                                                              1,113,361               1,028,975
    Deferred income taxes                                                      159,814                 161,206
    Other current assets                                                       723,041                 579,594
                                                                           -----------             -----------
       Total current assets                                                  5,052,324               4,014,381

Property and equipment:
    Land                                                                       600,000                 600,000
    Buildings                                                                  670,629                 670,629
    Leasehold improvements                                                  22,707,431              21,851,941
    Equipment                                                               13,511,102              13,397,524
    Furniture and fixtures                                                   3,348,960               3,265,386
                                                                           -----------             -----------
                                                                            40,838,122              39,785,480
    Less accumulated depreciation and amortization                           9,828,752               9,022,781
                                                                           -----------             -----------
                                                                            31,009,370              30,762,699
Other assets:
    Goodwill, net of accumulated amortization                                3,848,951               3,905,296
    Deferred income taxes                                                    1,021,562               1,059,839
    Other assets                                                               510,812                 385,385
                                                                           -----------             -----------
Total other assets                                                           5,381,325               5,350,520
                                                                           -----------             -----------
          Total assets                                                     $41,443,019             $40,127,600
                                                                           ===========             ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                       $ 1,224,292              $  418,108
    Accounts payable                                                         2,226,403               3,520,542
    Sales tax payable                                                          550,195                 442,297
    Accrued payroll                                                            593,522                 775,012
    Accrued payroll taxes                                                      265,449                 242,134
    Accrued income taxes                                                       910,490               1,009,592
    Lease obligation for closed store                                          237,528                 263,924
    Other accrued liabilities                                                  910,867                 777,504
                                                                          ------------            ------------
          Total current liabilities                                          6,918,746               7,449,113


Notes payable                                                               12,390,708              11,561,892
Deferred revenue                                                               122,626                 129,549

Stockholders' Equity:
    Preferred stock                                                                  -                       -
    Common stock                                                                86,661                  87,414
    Additional paid-in capital                                              17,134,948              17,301,511
    Retained earnings                                                        4,789,330               3,598,121
                                                                          ------------            ------------
          Total stockholders' equity                                        22,010,939              20,987,046
                                                                          ------------            ------------
          Total liabilities and stockholders' equity                       $41,443,019             $40,127,600
                                                                          ============            ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)


                                                             Twelve weeks            Twelve weeks
                                                                ended                    ended
                                                            March 20, 2001          March 21, 2000
                                                         ---------------------   ----------------------
Sales:
    Food and beverage                                             $14,906,505              $12,268,635
    Entertainment and other                                         1,530,512                1,381,155
                                                                 ------------             ------------
       Total net sales                                             16,437,017               13,649,790
Costs and expenses:
    Costs of sales                                                  4,450,827                3,543,680
    Entertainment and restaurant operating expenses                 8,024,978                6,431,171
    Depreciation and amortization                                     816,399                  837,475
    Preopening costs                                                   71,407                    6,420
                                                                 ------------             ------------
Entertainment and restaurant costs and expenses                    13,363,611               10,818,746
                                                                 ------------             ------------
Entertainment and restaurant operating income                       3,073,406                2,831,044
General and administrative expenses                                   866,848                  957,954
Goodwill amortization                                                  56,345                   56,345
                                                                 ------------             ------------
Income from operations                                              2,150,213                1,816,745

Other income (expense):
    Loss on disposal of assets                                        (23,290)                 (25,691)
    Other income, principally interest                                     40                        -
    Interest expense                                                 (254,639)                (249,283)
                                                                 ------------             ------------
Income before provision for income taxes                            1,872,324                1,541,771
Provision for income taxes                                            681,115                  570,455
                                                                 ------------             ------------
Net income                                                        $ 1,191,209               $  971,316
                                                                 ============             ============

Basic and diluted earnings per share                              $      0.14               $     0.10
                                                                 ============             ============

                             See accompanying notes.

                                       - 3

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                             Twelve weeks          Twelve weeks
                                                                                 ended                ended
                                                                            March 20, 2001        March 21, 2000
                                                                        -------------------------------------------
Cash flows from operating activities:
   Net income                                                                  $ 1,191,209               $ 971,316
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                                   23,290                  25,691
       Depreciation and amortization                                               885,037                 899,042
       Deferred income taxes                                                        39,669                  47,083
       Net change in operating assets and liabilities:
           Change in operating assets                                             (360,593)                (64,189)
           Change in operating liabilities                                        (256,301)               (324,286)
                                                                               -----------             -----------
           Net cash provided by operating activities                             1,522,311               1,554,657

Cash flows from investing activities:
   Purchases of property and equipment                                          (2,186,493)               (151,745)
   Proceeds from disposal of assets                                                  8,000                  26,700
                                                                               -----------             -----------
           Net cash used in investing activities                                (2,178,493)               (125,045)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                                 13,500,000               9,615,000
   Payments of revolving note payable to bank                                  (11,865,000)            (10,705,000)
   Purchases of common stock                                                      (167,316)               (419,687)
                                                                               -----------             -----------
           Net cash provided by (used in) financing activities                   1,467,684              (1,509,687)
                                                                               -----------             -----------

           Net increase (decrease) in cash and cash equivalents                    811,502                 (80,075)

Cash and cash equivalents at beginning of period                                 2,244,606               2,550,469
                                                                               -----------             -----------
Cash and cash equivalents at end of period                                     $ 3,056,108             $ 2,470,394
                                                                               ===========             ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $  273,420              $  277,283
Cash paid for income taxes                                                         740,547                 805,164

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
   payable                                                                       1,087,173                       -

                             See accompanying notes.
                                      - 4 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     -------------------------------------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2000 Form 10-K. The results of the twelve weeks ended March 20, 2001 are not necessarily indicative of the results to be expected for the full year ending December 25, 2001.

2.   STOCK OPTIONS
     -------------

     During the twelve week period ended March 20, 2001, the Company cancelled options for 42,960 shares with a weighted average exercise price of $3.49 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company granted to certain non-employee Directors stock options for 12,000 shares of Common Stock at exercise prices ranging from $1.88 to $2.06 per share pursuant to its 1997 Directors Stock Option Plan.

3.    EARNINGS PER SHARE
      ------------------

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 20, 2001 and March 21, 2000 were 8,682,868 and 9,595,258, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 20, 2001 and March 21, 2000 were 8,698,594 and 9,596,314, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of March 20, 2001, the Company owned and operated 38 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of March 20, 2001, the Company owned and operated 25 Fox and Hound units and 13 Bailey's units located in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of March 21, 2000, the Company owned and operated 23 Fox and Hound units and 12 Bailey's units.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended March 20, 2001, food and non-alcoholic beverages were 31.1% of total sales, alcoholic beverages were 59.6% of total sales and entertainment and other were 9.3% of total sales. For the twelve weeks ended March 21, 2000, food and non-alcoholic beverages were 32.6% of total sales, alcoholic beverages were 57.3% of total sales and entertainment and other were 10.1% of total sales

     Components of restaurant operating expenses include operating payroll and fringe benefits, occupancy, advertising and promotion. These costs are generally variable and will fluctuate with changes in sales volume and sales mix. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum levels.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:

                                                                        TWELVE WEEKS ENDED(1)
                                                                        ---------------------
                                                                      MARCH 20,         MARCH 21,
                                                                         2001              2000
                                                                      ---------         ---------
OPERATING STATEMENT DATA:
     Net sales.........................................................  100.0%            100.0%
     Costs and expenses:
         Costs of sales................................................   27.1              26.0
         Entertainment and restaurant operating expenses...............   48.8              47.1
         Depreciation and amortization.................................    5.0               6.1
         Preopening costs..............................................    0.4               0.1
                                                                       -------            ------

             Entertainment and restaurant costs and expenses...........   81.3              79.3
                                                                       -------            ------

     Entertainment and restaurant operating income.....................   18.7              20.7
     General and administrative expenses...............................    5.3               7.0
     Goodwill amortization.............................................    0.3               0.4
                                                                       -------            ------
     Income from operations............................................   13.1              13.3
     Loss on disposal of assets........................................   (0.1)             (0.2)
     Interest expense..................................................   (1.6)             (1.8)
                                                                       --------           ------

     Income before provision for income taxes..........................   11.4              11.3
     Provision for income tax expense..................................    4.2               4.2
                                                                       -------            ------


     Net income (loss).................................................    7.2%              7.1%
                                                                       =======            ======
RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location (2).................. $1,874            $1,689
     Number of restaurants at end of the period........................     38                35

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

TWELVE WEEKS ENDED MARCH 20, 2001 COMPARED TO TWELVE WEEKS ENDED MARCH 21, 2000

     Net sales increased $2,787,000 (20.4%) for the twelve weeks ended March 20, 2001 to 16,437,000 from $13,650,000 for the twelve weeks ended March 21, 2000. This increase is due to an increase in same store sales for units open more than 18 months of 6.1% and higher average unit volumes in the three units opened in the fourth quarter of 2000.

     Costs of sales, primarily food and beverages, increased $907,000 (25.6%) for the twelve weeks ended March 20, 2001 to $4,451,000 from $3,544,000 in the twelve weeks ended March 21, 2000, and increased as a percentage of sales to 27.1% from 26.0%. This increase as a percentage of sales is principally attributable to higher food costs associated with a new menu implemented in the first quarter of 2001 and an increase in certain raw product costs.

     Entertainment and restaurant operating expenses increased $1,594,000 (24.8%) for the twelve weeks ended March 20, 2001 to $8,025,000 from $6,431,000 in the twelve weeks ended March 21, 2000, and increased as a percentage of net sales to 48.8% from 47.1%. This increase is attributable to the higher hourly labor costs in the three new units open in the fourth quarter of 2000, higher hourly labor costs associated with a new menu implemented in the first quarter of 2001, and higher utility costs.

     Depreciation and amortization decreased $21,000 (2.5%) for the twelve weeks ended March 20, 2001 to $816,000 from $837,000 in the twelve weeks ended March 21, 2000, and decreased as a percentage of sales to 5.0% from 6.1%. This net decrease is due principally to depreciation in 2000 on assets in two units for which an impairment charge was taken in the fourth quarter of 2000 and depreciation in 2000 on certain assets with a two-year life which were added in 1998. No depreciation charge was incurred on these assets in 2001. This decrease was offset by depreciation incurred during 2001 on three units which were opened in the fourth quarter of 2000.

     Preopening costs increased to $71,000 for the twelve weeks ended March 20, 2001 from $6,000 in the twelve weeks ended March 21, 2000 and increased as a percentage of net sales to 0.4% from 0.1%. This increase is attributable to the costs incurred for units which have yet to open.

     General and administrative expenses decreased $91,000 (9.5%) for the twelve weeks ended March 20, 2001 to $867,000 from $958,000 in the twelve weeks ended March 21, 2000, and decreased as a percentage of sales to 5.3% from 7.0%. This decrease is attributable primarily to the realignment of certain executive office positions during 2000.

     Loss on disposal of assets was $23,000 for the twelve weeks ended March 20, 2001 and $26,000 for the twelve weeks ended March 21, 2000. The losses reflect the disposal of certain video games for several units in both years.

     Interest expense was $255,000 for the twelve weeks ended March 20, 2001 and $249,000 for the twelve weeks ended March 21, 2000. This increase is due to a higher interest rate applicable to the revolving note payable in the current year compared with the prior year offset by a lower average balance on the revolving note payable during the current year compared with the prior year.

     The effective income tax rate was 36.4% for the twelve weeks ended March 20, 2001 and 37.0% for the twelve weeks ended March 21, 2000.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

         The timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. A large number of the Company's restaurant personnel are tipped employees who are paid at the federal subminimum wage level; therefore, future subminimum wage changes will have a significant effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale, improved operating procedures and menu price changes; however, short-term fluctuations in raw product pricing may have an impact on the Company's costs of food. To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital decreased $1,569,000 to $1,866,000 as of March 20, 2001 from $3,435,000 as of December 26, 2000. This decrease is attributable to a decrease in accounts payable related to new unit expansion including a decrease of $1,087,000 in property and equipment additions included in accounts payable at March 20, 2001 compared to December 26, 2000. Cash increased $812,000 offset by an increase of $806,000 related to current portion of notes payable at March 20, 2001 compared to the balance at December 26, 2000. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Facility are being used for restaurant development and stock repurchases. As of March 20, 2001 the Company had borrowed $13,615,000 under the Facility. The Company is in compliance with all debt covenants.

     Cash flows from operations were $1,522,000 in the twelve weeks ended March 20, 2001 compared to $1,555,000 in the twelve weeks ended March 21, 2000. Purchases of property and equipment were $2,186,000 in 2001 compared to $152,000 in 2000. Net advances of the revolving note payable to bank was $1,635,000 for the twelve week period ending March 20, 2001 compared to net payments of $1,090,000 for the twelve week period ending March 21, 2000. The Company spent $167,000 to repurchase 75,300 shares of common stock in 2001 compared to $420,000 of common stock repurchases in 2000. At March 20, 2001, the Company had $3,056,000 in cash and cash equivalents.

     The Company intends to open up to seven new locations in 2001 and between seven and ten locations in 2002. Two units have been opened since March 20, 2001, five leases have been executed and four units are currently in the lease negotiation process. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $10.0 to $13.0 million to open new locations over the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         INTEREST RATE RISK

     The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 8.60% for the twelve weeks ended March 20, 2001. The interest rate at March 20, 2001 was 8.00%. The following table presents the quantitative interest rate risks at March 20, 2001:

PRINCIPAL AMOUNT BY EXPECTED MATURITY

                                                            Principal Amount by Expected Maturity
                                                  -------------------------------------------------------------
                                                                (In thousands)
                                                                                                              Fair
                                                                                    There-                   Value
     (DOLLARS IN THOUSANDS)       2001      2002      2003     2004      2005        AFTER       TOTAL     3/20/01
     ----------------------       ----      ----      ----     ----      ----        -----       -----     -------

     Variable rate debt          $485     $3,048    $3,301   $3,575    $3,206        $--      $13,615      $13,615
     Average Interest Rate--
     1/2% below prime            8.00%    8.00%     8.00%     8.00%     8.00%       8.00%


PART II.  OTHER INFORMATION
---------------------------

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------

SECURITIES SOLD
---------------

(c) The following unregistered securities were issued by the Company during the twelve weeks ended March 20, 2001:

                                                                     Number of Shares
                                        Description of              Sold/Issued/Subject        Offering/Exercise

        DATE OF SALE/ISSUANCE          SECURITIES ISSUED          TO OPTIONS OR WARRANTS         PRICE PER SHARE
        ---------------------          -----------------          ----------------------         ---------------
        January 7, 2001              Common Stock Options                  3,000                     $ 1.875
        January 7, 2001              Common Stock Options                  3,000                     $ 1.875
        January 14, 2001             Common Stock Options                  3,000                     $ 2.063
        January 14, 2001             Common Stock Options                  3,000                     $ 2.063


       All of the above options were granted to non-employee directors pursuant to the Directors Stock Option Plan. The options for non-employee directors have a vesting period of three years and a life of five years.

       The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibits
         None

Reports on Form 8-K
         None

   TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          TOTAL ENTERTAINMENT RESTAURANT CORP.
                                          (Registrant)

     Date     MAY 4, 2001                 /s/ JAMES K. ZIELKE
         --------------------             ---------------------
                                          James K. Zielke
                                          Chief Financial Officer,
                                          Secretary and Treasurer
                                          (Duly Authorized Officer)


                                      -12--