Form 10-Q
period 2001-06-12
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2001-07-30
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended               Commission file number
              JUNE 12, 2001                               000-22753
              -------------                               ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                    52-2016614
             --------                                    ----------
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

              CLASS                         Outstanding at July 23, 2001
COMMON STOCK, $.01 PAR VALUE                      8,666,111 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
PART I.   FINANCIAL INFORMATION                                          ------
-------------------------------

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEETS AT
     JUNE 12, 2001 AND DECEMBER 26, 2000                                    2

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWELVE WEEKS ENDED
     JUNE 12, 2001 AND JUNE 13, 2000                                        3

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 12, 2001 AND JUNE 13, 2000                                        4

     CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 12, 2001 AND JUNE 13, 2000                                        5

     NOTES TO CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS                                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                  7

ITEM 3.  QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK                                         12

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES                                             13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS                   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  13

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 12, 2001         December 26, 2000
                                                                   --------------------    --------------------
                           ASSETS
Current assets:
    Cash and cash equivalents                                              $ 2,851,394             $ 2,244,606
    Inventories                                                              1,110,311               1,028,975
    Deferred income taxes                                                      158,422                 161,206
    Other current assets                                                       744,309                 579,594
                                                                           -----------             -----------
       Total current assets                                                  4,864,436               4,014,381

Property and equipment:
    Land                                                                       600,000                 600,000
    Buildings                                                                  670,629                 670,629
    Leasehold improvements                                                  23,292,832              21,851,941
    Equipment                                                               14,095,869              13,397,524
    Furniture and fixtures                                                   3,396,670               3,265,386
                                                                           -----------             -----------
                                                                            42,056,000              39,785,480
    Less accumulated depreciation and amortization                          10,661,134               9,022,781
                                                                           -----------             -----------
                                                                            31,394,866              30,762,699
Other assets:
    Goodwill, net of accumulated amortization                                3,792,606               3,905,296
    Deferred income taxes                                                    1,012,337               1,059,839
    Other assets                                                               558,597                 385,385
                                                                           -----------             -----------
Total other assets                                                           5,363,540               5,350,520
                                                                           -----------             -----------
          Total assets                                                     $41,622,842             $40,127,600
                                                                           ===========             ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                       $ 1,976,791             $   418,108
    Accounts payable                                                         1,779,345               3,520,542
    Sales tax payable                                                          648,803                 442,297
    Accrued payroll                                                            620,285                 775,012
    Accrued payroll taxes                                                      308,239                 242,134
    Accrued income taxes                                                     1,074,413               1,009,592
    Lease obligation for closed store                                          211,133                 263,924
    Other accrued liabilities                                                1,227,343                 777,504
                                                                           -----------             -----------
          Total current liabilities                                          7,846,352               7,449,113


Notes payable                                                               11,273,209              11,561,892
Deferred revenue                                                               130,291                 129,549

Stockholders' equity:
    Preferred stock                                                                  -                       -
    Common stock                                                                86,661                  87,414
    Additional paid-in capital                                              17,134,948              17,301,511
    Retained earnings                                                        5,151,381               3,598,121
                                                                           -----------             -----------
          Total stockholders' equity                                        22,372,990              20,987,046
                                                                           -----------             -----------
          Total liabilities and stockholders' equity                       $41,622,842             $40,127,600
                                                                           ===========             ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

                                                             Twelve weeks            Twelve weeks
                                                                ended                    ended
                                                             June 12,2001            June 13, 2000
                                                         ---------------------   ----------------------
Sales:
    Food and beverage                                            $ 13,351,523             $ 10,789,539
    Entertainment and other                                         1,373,505                1,216,684
                                                                 ------------             ------------
       Total net sales                                             14,725,028               12,006,223
Costs and expenses:
    Costs of sales                                                  4,039,824                3,158,884
    Entertainment and restaurant operating expenses                 7,746,643                6,337,419
    Depreciation and amortization                                     850,348                  825,188
    Preopening costs                                                  299,064                    7,855
                                                                 ------------             ------------
Entertainment and restaurant costs and expenses                    12,935,879               10,329,346
                                                                 ------------             ------------
Entertainment and restaurant operating income                       1,789,149                1,676,877
General and administrative expenses                                   910,645                  903,851
Goodwill amortization                                                  56,345                   56,342
                                                                 ------------             ------------
Income from operations                                                822,159                  716,684

Other income (expense):
    Loss on disposal of assets                                        (28,538)                  (6,042)
    Other income, principally interest                                    154                        -
    Interest expense                                                 (223,199)                (242,433)
                                                                 ------------             ------------
Income before provision for income taxes                              570,576                  468,209
Provision for income taxes                                            208,525                  173,238
                                                                 ------------             ------------
Net income                                                       $    362,051             $    294,971
                                                                 ============             ============

Basic and diluted earnings per share                             $       0.04             $       0.03
                                                                 ============             ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

                                                             Twenty-four              Twenty-four
                                                             weeks ended              weeks ended
                                                            June 12, 2001            June 13, 2000
                                                         ---------------------   ----------------------
Sales:
    Food and beverage                                            $ 28,258,028             $ 23,058,174
    Entertainment and other                                         2,904,017                2,597,839
                                                                 ------------             ------------
       Total net sales                                             31,162,045               25,656,013
Costs and expenses:
    Costs of sales                                                  8,490,651                6,702,564
    Entertainment and restaurant operating expenses                15,771,621               12,768,590
    Depreciation and amortization                                   1,666,747                1,662,663
    Preopening costs                                                  370,471                   14,275
                                                                 ------------             ------------
Entertainment and restaurant costs and expenses                    26,299,490               21,148,092
                                                                 ------------             ------------
Entertainment and restaurant operating income                       4,862,555                4,507,921
General and administrative expenses                                 1,777,493                1,861,805
Goodwill amortization                                                 112,690                  112,687
                                                                 ------------             ------------
Income from operations                                              2,972,372                2,533,429

Other income (expense):
    Loss on disposal of assets                                        (51,828)                 (31,733)
    Other income, principally interest                                    194                        -
    Interest expense                                                 (477,838)                (491,716)
                                                                 ------------             ------------
Income before provision for income taxes                            2,442,900                2,009,980
Provision for income taxes                                            889,640                  743,693
                                                                 ------------             ------------
Net income                                                       $  1,553,260             $  1,266,287
                                                                 ============             ============

Basic and diluted earnings per share                             $       0.18             $       0.13
                                                                 ============             ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                               Twenty-four             Twenty-four
                                                                               weeks ended             weeks ended
                                                                              June 12, 2000           June 13, 2000
                                                                            -----------------       -----------------
Cash flows from operating activities:
   Net income                                                                  $ 1,553,260             $ 1,266,287
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                                   51,828                  31,733
       Depreciation and amortization                                             1,803,091               1,775,354
       Deferred income taxes                                                        50,286                  64,167
       Net change in operating assets and liabilities:
           Change in operating assets                                             (433,930)               (178,695)
           Change in operating liabilities                                      (1,296,589)                108,713
                                                                               -----------             -----------
           Net cash provided by operating activities                             1,727,946               3,067,559

Cash flows from investing activities:
   Purchases of property and equipment                                          (2,243,942)               (259,856)
   Proceeds from disposal of assets                                                 20,100                  38,320
                                                                               -----------             -----------
           Net cash used in investing activities                                (2,223,842)               (221,536)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                                 25,385,000              17,400,000
   Payments of revolving note payable to bank                                  (24,115,000)            (19,955,000)
   Purchases of common stock                                                      (167,316)               (660,130)
                                                                               -----------             -----------
           Net cash provided by (used in) financing activities                   1,102,684              (3,215,130)
                                                                               -----------             -----------

           Net increase (decrease) in cash and cash equivalents                    606,788                (369,107)

Cash and cash equivalents at beginning of period                                 2,244,606               2,550,469
                                                                               -----------             -----------
Cash and cash equivalents at end of period                                     $ 2,851,394             $ 2,181,362
                                                                               ===========             ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                         $   433,703             $   544,636
Cash paid for income taxes                                                         773,993                 858,664

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
   payable                                                                         135,887                       -

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     -------------------------------------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2000 Form 10-K. The results of the twelve weeks ended June 12, 2001 are not necessarily indicative of the results to be expected for the full year ending December 25, 2001.

2.   STOCK OPTIONS
     -------------

     During the twelve week period ended June 12, 2001, the Company granted to certain key employees stock options for 7,500 shares of Common Stock at an exercise price of $2.125 per share and cancelled options for 10,526 shares with an exercise price of $4.75 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan

3.   EARNINGS PER SHARE
     ------------------

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended June 12, 2001 and June 13, 2000 were 8,666,111 and 9,451,591, respectively; the number of weighted averaged shares outstanding for the twenty-four week periods ended June 12, 2001 and June 13, 2000 were 8,674,490 and 9,523,425, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 12, 2001 and June 13, 2000 were 8,693,211 and 9,456,731, and for the twenty-four week periods ended June 12, 2001 and June 13, 2000 were 8,696,009 and 9,525,916, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of June 12, 2001, the Company owned and operated 40 entertainment and restaurant locations under the Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of June 12, 2001, the Company owned and operated 26 Fox and Hound units and 14 Bailey's units located in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of June 13, 2000, the Company owned and operated 23 Fox and Hound units and 12 Bailey's units.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended June 12, 2001, food and non-alcoholic beverages were 31.7% of total sales, alcoholic beverages were 59.0% of total sales and entertainment and other were 9.3% of total sales. For the twelve weeks ended June 13, 2000, food and non-alcoholic beverages were 31.7% of total sales, alcoholic beverages were 58.2% of total sales and entertainment and other were 10.1% of total sales

     Components of restaurant operating expenses include operating payroll and fringe benefits, occupancy, advertising and promotion. These costs are generally variable and will fluctuate with changes in sales volume and sales mix. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum levels.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:


                                                                TWELVE WEEKS ENDED(1)     TWENTY-FOUR WEEKS ENDED(1)
                                                                ---------------------     --------------------------
                                                              JUNE 12,        JUNE 13,       JUNE 12,       JUNE 13,
                                                                2001            2000           2001           2000
                                                              --------        --------       --------       --------
OPERATING STATEMENT DATA:
     Net sales ...............................................  100.0%          100.0%         100.0%         100.0%
     Costs and expenses:
         Costs of sales.......................................   27.4            26.3           27.2           26.1
         Restaurant operating expenses........................   52.6            52.7           50.6           49.8
         Depreciation and amortization........................    5.8             6.9            5.4            6.5
         Preopening costs.....................................    2.0             0.1            1.2            0.1
                                                                -----           -----          -----         ------

             Restaurant costs and expenses....................   87.8            86.0           84.4           82.5
                                                                -----           -----          -----         ------

     Restaurant operating income..............................   12.2            14.0           15.6           17.5
     General and administrative expenses......................    6.2             7.5            5.7            7.3
     Goodwill amortization....................................    0.4             0.5            0.4            0.4
                                                                -----           -----          -----         ------
     Income from operations...................................    5.6             6.0            9.5            9.8
     Loss on disposal of assets...............................    0.2             0.1            0.2            0.1
     Interest expense ........................................    1.5             2.0            1.5            1.9
                                                                -----           -----          -----         ------

     Income before provision for income taxes.................    3.9             3.9            7.8            7.8
     Provision for income taxes ..............................    1.4             1.4            2.8            2.9
                                                                -----           -----          -----         ------


     Net income...............................................    2.5%            2.5%           5.0%           4.9%
                                                                =====           =====          =====         ======
RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location (2) ........ $ 1,626        $ 1,486         $1,748         $1,588
     Number of restaurants at end of the period ..............      40             35             40             35


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


TWELVE WEEKS ENDED JUNE 12, 2001 COMPARED TO TWELVE WEEKS ENDED JUNE 13, 2000

     Net sales increased $2,719,000 (22.6%) for the twelve weeks ended June 12, 2001 to $14,725,000 from $12,006,000 for the twelve weeks ended June 13, 2000.
This increase is due to an increase in same store sales for units open more than 18 months of 5.5% and sales resulting from the five units opened since June 13, 2000.

     Costs of sales, primarily food and beverages, increased $881,000 (27.9%) for the twelve weeks ended June 12, 2001 to $4,040,000 from $3,159,000 in the twelve weeks ended June 13, 2000, and increased as a percentage of sales to 27.4% from 26.3%. This increase as a percentage of sales is principally attributable to higher food costs associated with a new menu implemented in the first quarter of 2001 and an increase in certain raw product costs.

     Entertainment and restaurant operating expenses increased $1,409,000 (22.2%) for the twelve weeks ended June 12, 2001 to $7,747,000 from $6,337,000 in the twelve weeks ended June 13, 2000, and decreased as a percentage of net sales to 52.6% from 52.7%. This decrease is attributable to leveraging fixed expenses against higher unit volumes offset by higher hourly labor costs in the five new units opened since June 13, 2000, higher hourly labor costs associated with a new menu implemented in the first quarter of 2001 and higher utility costs.

     Depreciation and amortization decreased $25,000 (3.0%) for the twelve weeks ended June 12, 2001 to $850,000 from $825,000 in the twelve weeks ended June 13, 2000, and decreased as a percentage of sales to 5.8% from 6.9%. This net decrease is due principally to depreciation in 2000 on assets in two units for which an impairment charge was taken in the fourth quarter of 2000 and depreciation in 2000 on certain assets with a two-year life which were added in 1998. No depreciation charge was incurred on these assets in 2001. This decrease was offset by depreciation incurred during 2001 on five units which opened since June 13, 2000.

     Preopening costs increased to $291,000 for the twelve weeks ended June 12, 2001 to $299,000 from $8,000 in the twelve weeks ended June 13, 2000 and increased as a percentage of net sales to 2.0% from 0.1%. This increase is attributable to the costs incurred for units opened during the twelve weeks ended June 12, 2001 and for units which have yet to open.

     General and administrative expenses increased $7,000 (0.8%) for the twelve weeks ended June 12, 2001 to $911,000 from $904,000 in the twelve weeks ended June 13, 2000, and decreased as a percentage of sales to 6.2% from 7.5%.

     Loss on disposal of assets was $29,000 for the twelve weeks ended June 12, 2001 and $6,000 for the twelve weeks ended June 13, 2000. The losses reflect the disposal of certain video games for several units in both years.

     Interest expense was $223,000 for the twelve weeks ended June 12, 2001 and $242,000 for the twelve weeks ended June 13, 2000. This decrease is due to a lower interest rate applicable to the revolving note payable in the current year compared with the prior year offset by a higher average balance on the revolving note payable during the current year compared with the prior year.

     The effective income tax rate was 36.5% for the twelve weeks ended June 12, 2001 and 37.0% for the twelve weeks ended June 13, 2000.

TWENTY-FOUR WEEKS ENDED JUNE 12, 2001 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 13, 2000

     Net sales increased $5,506,000 (21.5%) for the twenty-four weeks ended June 12, 2001 to $31,162,000 from $25,656,000 for the twenty-four weeks ended June 13, 2000. This increase is due to an increase in same store sales for units open more than 18 months of 5.8% and sales resulting from the five units opened since June 13, 2000.

     Costs of sales, primarily food and beverages, increased $1,788,000 (26.7%) for the twenty-four weeks ended June 12, 2001 to $8,491,000 from $6,703,000 in the twenty-four weeks ended June 13, 2000, and increased as a percentage of sales to 27.2% from 26.1%. This increase as a percentage of sales is principally attributable to higher food costs associated with a new menu implemented in the first quarter of 2001 and an increase in certain raw product costs.

     Entertainment and restaurant operating expenses increased $3,003,000 (23.5%) for the twenty-four weeks ended June 12, 2001 to $15,772,000 from $12,769,000 in the twenty-four weeks ended June 13, 2000, and increased as a percentage of net sales to 50.6% from 49.8%. This increase is attributable to higher hourly labor costs in the five new units opened since June 13, 2000, higher hourly labor costs associated with a new menu implemented in the first quarter of 2001 and higher utility costs offset by leveraging fixed expenses against higher unit volumes.

     Depreciation and amortization increased $4,000 (0.2%) for the twenty-four weeks ended June 12, 2001 to $1,667,000 from $1,663,000 in the twenty-four weeks ended June 13, 2000, and decreased as a percentage of sales to 5.4% from 6.5%. This increase is due to depreciation incurred during 2001 on five units opened since June 13, 2000 offset by depreciation in 2000 on assets in two units for which an impairment charge was taken in the fourth quarter of 2000 and depreciation in 2000 on certain assets with a two-year life which were added in 1998. No depreciation charge was incurred on these assets in 2001.

     Preopening costs increased $356,000 for the twenty-four weeks ended June 12, 2001 to $370,000 from $14,000 in the twenty-four weeks ended June 13, 2000 and increased as a percentage of net sales to 1.2% from 0.1%. This increase is attributable to the costs incurred for units opened during the twenty-four weeks ended June 12, 2001 and for units which have yet to open.

     General and administrative expenses decreased $84,000 (4.5%) for the twenty-four weeks ended June 12, 2001 to $1,778,000 from $1,862,000 in the twenty-four weeks ended June 13, 2000, and decreased as a percentage of sales to 5.7% from 7.3%. This decrease is attributable primarily to the realignment of certain executive office positions during 2000

     Loss on disposal of assets was $52,000 for the twenty-four weeks ended June 12, 2001 and $32,000 for the twenty-four weeks ended June 13, 2000. The losses reflect the disposal of certain video games for several units in both years.

     Interest expense was $478,000 for the twenty-four weeks ended June 12, 2001 and $492,000 for the twenty-four weeks ended June 13, 2000. This decrease is due to a lower interest rate applicable to the revolving note payable in the current year compared with the prior year offset by a higher average balance on the revolving note payable during the current year compared with the prior year.

     The effective income tax rate was 36.4% for the twenty-four weeks ended June 12, 2001 and 37.0% for the twenty-four weeks ended June 13, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital decreased $453,000 to $2,982,000 as of June 12, 2001 from $3,435,000 as of December 26, 2000. This decrease is attributable to a decrease in accounts payable related to new unit expansion including a decrease of $1,410,000 in property and equipment additions included in accounts payable at June 12, 2001 compared to December 26, 2000. Cash increased $607,000 offset by an increase of $1,559,000 related to current portion of notes payable at June 12, 2001 compared to the balance at December 26, 2000. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Facility are being used for restaurant development and stock repurchases. As of June 12, 2001 the Company had borrowed $13,250,000 under the Facility. The Company is in compliance with all debt covenants. The Company is currently in negotiations with Intrust Bank, N.A. to extend the requirement to begin monthly installments of principal and interest from November 1, 2001 until November 1, 2003. However, no binding extension has been reached to date.

     Cash flows from operations were $1,728,000 in the twenty-four weeks ended June 12, 2001 compared to $3,068,000 in the twenty-four weeks ended June 13, 2000. Purchases of property and equipment were $2,244,000 in 2001 compared to $260,000 in 2000. Net advances of the revolving note payable to bank was $1,270,000 for the twenty-four week period ending June 12, 2001 compared to net payments of $2,555,000 for the twenty-four week period ending June 13, 2000. The Company spent $167,000 to repurchase 75,300 shares of common stock in 2001 compared to $660,000 of common stock repurchases in 2000. At June 12, 2001, the Company had $2,851,000 in cash and cash equivalents.

     The Company intends to open up to seven new locations in 2001 and between seven and ten locations in 2002. Two units have been opened since March 20, 2001, one unit is currently under construction and an additional seven leases have been executed. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $10.0 to $13.0 million to open new locations over the next twelve months.

     Assuming the requirement to begin principal and interest payments on the Facility is deferred until November 1, 2003, the Company believes the funds available from the Facility and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that the Company will successfully defer the principal payment requirements of its Facility or that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

NEW ACCOUNTING PRONOUNCEMENT

     In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets.

     Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Company is currently recording goodwill amortization expense of $244,163 per year. Such amortization expense will no longer be recorded upon adoption of this statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK

     The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 7.24% for the twelve weeks ended June 12, 2001. The interest rate at June 12, 2001 was 6.50%. The following table presents the quantitative interest rate risks at June 12, 2001:

                                                    Principal Amount by Expected Maturity
                                    ---------------------------------------------------------------------
                                                                (In thousands)
                                                                                                              Fair
                                                                                    There-                   Value
     (dollars in thousands)       2001      2002      2003     2004      2005        after       Total     6/12/01
     ----------------------       ----      ----      ----     ----      ----        -----       -----     -------

     Variable rate debt          $486     $3,030    $3,233   $3,450    $3,051        $--      $13,250      $13,250
     Average Interest Rate--
     1/2% below prime             6.50%    6.50%     6.50%    6.50%     6.50%       6.50%

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------

Securities Sold
---------------

(c) The following unregistered securities were issued by the Company during the twelve weeks ended June 12, 2001:

                                                                    Number of Shares
                                        Description of             Sold/Issued/Subject         Offering/Exercise
       Date of Sale/Issuance          Securities Issued          to Options or Warrants         Price Per Share
       ---------------------          -----------------          ----------------------         ---------------
        April 3, 2001                Common Stock Options                7,500                       $ 2.125

       All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan. The options for employees have a vesting period of five years and a life of ten years.

       The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
         -----------------------------------------------

     On May 16, 2001, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders elected Dennis L. Thompson, Stephen
P. Hartnett, and Thomas A. Hager to the Board of Directors to serve until the 2004 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 7,331,189 votes "For" and 3,100 votes "Withheld" for Dennis L. Thompson and 7,331,189 votes "For" and 3,100 votes "Withheld" for Stephen P. Hartnett and 7,331,189 votes "For" and 3,100 votes "Withheld" for Thomas A. Hager.

     In addition, the stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the year ending December 25, 2001. As to the ratification of auditors, there were 7,333,939 votes "For" and 100 votes "Against"; 250 votes "Abstained."

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

                                            TOTAL ENTERTAINMENT RESTAURANT CORP.
                                            (Registrant)

     Date     July 26, 2001                 /s/ James K. Zielke
         ----------------------             ---------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and    Treasurer
                                            (Duly Authorized Officer)