Form 10-Q
period 2001-09-04
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2001-10-19
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                       Commission file number
       SEPTEMBER 4, 2001                                     000-22753
       -----------------                                     ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                     52-2016614
             --------                                     ----------
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

              CLASS                             Outstanding at October 1, 2001
              -----
COMMON STOCK, $.01 PAR VALUE                        8,666,111 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION                                           ------
-------------------------------

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEETS AT
     SEPTEMBER 4, 2001 AND DECEMBER 26, 2000                               2

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWELVE WEEKS ENDED
     SEPTEMBER 4, 2001 AND SEPTEMBER 5, 2000                               3

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE THIRTY-SIX WEEKS ENDED
     SEPTEMBER 4, 2001 AND SEPTEMBER 5, 2000                               4

     CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS FOR THE THIRTY-SIX WEEKS ENDED
     SEPTEMBER 4, 2001 AND SEPTEMBER 5, 2000                               5

     NOTES TO CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS                                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                 7

ITEM 3.  QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK                                        13

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES                                            13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS                  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 14

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                    September 4, 2001       December 26, 2000
                                                                   --------------------    --------------------
                           ASSETS
Current assets:
    Cash and cash equivalents                                                2,325,332               2,244,606
    Inventories                                                              1,145,122               1,028,975
    Deferred income taxes                                                      231,638                 161,206
    Other current assets                                                       858,578                 579,594
                                                                          ------------            ------------
       Total current assets                                                  4,560,670               4,014,381

Property and equipment:
    Land                                                                       600,000                 600,000
    Buildings                                                                  670,629                 670,629
    Leasehold improvements                                                  24,322,947              21,851,941
    Equipment                                                               14,446,440              13,397,524
    Furniture and fixtures                                                   3,597,670               3,265,386
                                                                          ------------            ------------
                                                                            43,637,686              39,785,480
    Less accumulated depreciation and amortization                          11,523,266               9,022,781
                                                                          ------------            ------------
                                                                            32,114,420              30,762,699
Other assets:
    Goodwill, net of accumulated amortization                                3,736,260               3,905,296
    Deferred income taxes                                                      865,758               1,059,839
    Other assets                                                               550,305                 385,385
                                                                          ------------            ------------
Total other assets                                                           5,152,323               5,350,520
                                                                          ------------            ------------
          Total assets                                                    $ 41,827,413            $ 40,127,600
                                                                          ============            ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                       $ 2,703,147              $  418,108
    Accounts payable                                                         1,799,594               3,520,542
    Sales tax payable                                                          718,954                 442,297
    Accrued payroll                                                            663,383                 775,012
    Accrued payroll taxes                                                      259,112                 242,134
    Accrued income taxes                                                     1,129,078               1,009,592
    Lease obligation for closed store                                          184,737                 263,924
    Other accrued liabilities                                                1,391,213                 777,504
                                                                          ------------            ------------
          Total current liabilities                                          8,849,218               7,449,113


Notes payable                                                               10,261,853              11,561,892
Deferred revenue                                                               123,368                 129,549

Stockholders' equity:
    Preferred stock                                                                  -                       -
    Common stock                                                                86,661                  87,414
    Additional paid-in capital                                              17,134,948              17,301,511
    Retained earnings                                                        5,371,365               3,598,121
                                                                          ------------            ------------
          Total stockholders' equity                                        22,592,974              20,987,046
                                                                          ------------            ------------
          Total liabilities and stockholders' equity                      $ 41,827,413            $ 40,127,600
                                                                          ============            ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                Twelve                  Twelve
                                                             weeks ended              weeks ended
                                                          September 4, 2001        September 5, 2000
                                                         ---------------------   ----------------------
Sales:
    Food and beverage                                             $13,118,741              $10,136,403
    Entertainment and other                                         1,431,944                1,146,264
                                                                 ------------             ------------
       Total net sales                                             14,550,685               11,282,667
Costs and expenses:
    Costs of sales                                                  3,941,098                2,953,149
    Entertainment and restaurant operating expenses                 7,924,276                6,267,227
    Depreciation and amortization                                     878,607                  826,414
    Preopening costs                                                  298,595                   22,715
                                                                 ------------             ------------
Entertainment and restaurant costs and expenses                    13,042,576               10,069,505
                                                                 ------------             ------------
Entertainment and restaurant operating income                       1,508,109                1,213,162
General and administrative expenses                                   897,368                  851,318
Goodwill amortization                                                  56,346                   56,343
                                                                 ------------             ------------
Income from operations                                                554,395                  305,501

Other income (expense):
    Loss on disposal of assets                                        (38,768)                 (23,247)
    Other income, principally interest                                  1,263                        -
    Interest expense                                                 (186,870)                (250,158)
                                                                 ------------             ------------
Income before provision for income taxes                              330,020                   32,096
Provision for income taxes                                            110,036                   11,875
                                                                 ------------             ------------
Net income                                                          $ 219,984                 $ 20,221
                                                                 ============             ============

Basic and diluted earnings per share                                 $   0.03                 $   0.00
                                                                 ============             ============


                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

                                                              Thirty-six              Thirty-six
                                                             weeks ended              weeks ended
                                                          September 4, 2001        September 5, 2000
                                                         ---------------------   ----------------------
Sales:
    Food and beverage                                             $41,376,769              $33,194,577
    Entertainment and other                                         4,335,961                3,744,102
                                                                 ------------             ------------
       Total net sales                                             45,712,730               36,938,679
Costs and expenses:
    Costs of sales                                                 12,431,749                9,655,714
    Entertainment and restaurant operating expenses                23,695,897               19,035,817
    Depreciation and amortization                                   2,545,354                2,489,077
    Preopening costs                                                  669,066                   36,990
                                                                 ------------             ------------
Entertainment and restaurant costs and expenses                    39,342,066               31,217,598
                                                                 ------------             ------------
Entertainment and restaurant operating income                       6,370,664                5,721,081
General and administrative expenses                                 2,674,861                2,713,123
Goodwill amortization                                                 169,036                  169,030
                                                                 ------------             ------------
Income from operations                                              3,526,767                2,838,928

Other income (expense):
    Loss on disposal of assets                                        (90,596)                 (54,980)
    Other income, principally interest                                  1,457                        -
    Interest expense                                                 (664,708)                (741,874)
                                                                 ------------             ------------
Income before provision for income taxes                            2,772,920                2,042,074
Provision for income taxes                                            999,676                  755,568
                                                                 ------------             ------------
Net income                                                        $ 1,773,244              $ 1,286,506
                                                                 ============             ============

Basic and diluted earnings per share                                 $   0.20                 $   0.14
                                                                 ============             ============


                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                                 Thirty-six                   Thirty-six
                                                                                weeks ended                  weeks ended
                                                                             September 4, 2001            September15, 2000
                                                                           ---------------------        ---------------------
Cash flows from operating activities:
   Net income                                                                      $ 1,773,244                  $ 1,286,506
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                                       90,596                       54,980
       Depreciation and amortization                                                 2,749,979                    2,658,113
       Deferred income taxes                                                           123,649                       81,251
       Net change in operating assets and liabilities:
           Change in operating assets                                                 (582,051)                    (323,161)
           Change in operating liabilities                                          (1,220,005)                     259,873
                                                                                   -----------                  -----------
           Net cash provided by operating activities                                 2,935,412                    4,017,562

Cash flows from investing activities:
   Purchases of property and equipment                                              (3,705,670)                    (716,465)
   Purchases of limited partnership interests                                                -                     (100,000)
   Proceeds from disposal of assets                                                     33,300                       58,645
                                                                                   -----------                  -----------
           Net cash used in investing activities                                    (3,672,370)                    (757,820)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                                     32,530,000                   25,190,000
   Payments of revolving note payable to bank                                      (31,545,000)                 (27,580,000)
   Purchases of common stock                                                          (167,316)                    (831,130)
                                                                                   -----------                  -----------
           Net cash provided by (used in) financing activities                         817,684                   (3,221,130)
                                                                                   -----------                  -----------

           Net increase in cash and cash equivalents                                    80,726                       38,612

Cash and cash equivalents at beginning of period                                     2,244,606                    2,550,469
                                                                                   -----------                  -----------
Cash and cash equivalents at end of period                                         $ 2,325,332                  $ 2,589,081
                                                                                   ===========                  ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                              $  571,373                   $  814,314
Cash paid for income taxes                                                             756,000                      860,664

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
   payable                                                                             328,890                            -

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     -------------------------------------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2000 Form 10-K. The results of the twelve weeks ended September 4, 2001 are not necessarily indicative of the results to be expected for the full year ending December 25, 2001.

2.   STOCK OPTIONS
     -------------

     During the twelve week period ended September 4, 2001, the Company granted to certain key employees stock options for 215,000 shares of Common Stock at exercise prices ranging from $2.85 to $3.00 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. The Company granted to certain non-employee Directors stock options for 6,000 shares of Common Stock at an exercise price of $2.95 per share pursuant to its 1997 Directors Stock Option Plan.

3.    EARNINGS PER SHARE
      ------------------

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended September 4, 2001 and September 5, 2000 were 8,666,111 and 9,303,643, respectively; the number of weighted averaged shares outstanding for the thirty-six week periods ended September 4, 2001 and September 5, 2000 were 8,671,697 and 9,450,164, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 4, 2001 and September 5, 2000 were 8,701,496 and 9,311,181, and for the thirty-six week periods ended September 4, 2001 and September 5, 2000 were 8,696,688 and 9,453,544, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of September 4, 2001, the Company owned and operated 41 entertainment and restaurant locations under the Fox and Hound English Pub & Grille and Fox and Hound Smokehouse & Grille ("Fox and Hound"), and Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of September 4, 2001, the Company owned and operated 27 Fox and Hound units and 14 Bailey's units located in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of September 5, 2000, the Company owned and operated 23 Fox and Hound units and 12 Bailey's units.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended September 4, 2001, food and non-alcoholic beverages were 31.7% of total sales, alcoholic beverages were 58.5% of total sales and entertainment and other were 9.8% of total sales. For the twelve weeks ended September 5, 2000, food and non-alcoholic beverages were 31.7% of total sales, alcoholic beverages were 58.2% of total sales and entertainment and other were 10.1% of total sales

     Components of restaurant operating expenses include operating payroll and fringe benefits, occupancy, advertising and promotion. These costs are generally variable and will fluctuate with changes in sales volume and sales mix. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum levels.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:


                                                                TWELVE WEEKS ENDED(1)      THIRTY-SIX WEEKS ENDED(1)
                                                                ---------------------      -------------------------
                                                             SEPTEMBER 4,    SEPTEMBER 5,  SEPTEMBER 4,    SEPTEMBER 5,
                                                                2001            2000           2001           2000
                                                              --------        --------      --------        --------
OPERATING STATEMENT DATA:
     Net sales                                                  100.0%          100.0%         100.0%          100.0%
     Costs and expenses:
         Costs of sales.......................................   27.1            26.2           27.2            26.1
         Restaurant operating expenses........................   54.4            55.6           51.8            51.5
         Depreciation and amortization........................    6.0             7.3            5.6             6.8
         Preopening costs.....................................    2.1             0.2            1.5             0.1
                                                                -----           -----          -----          ------
             Restaurant costs and expenses....................   89.6            89.3           86.1            84.5
                                                                -----           -----          -----          ------

     Restaurant operating income..............................   10.4            10.7           13.9            15.5
     General and administrative expenses......................    6.2             7.5            5.8             7.3
     Goodwill amortization....................................    0.4             0.5            0.4             0.5
                                                                -----           -----          -----          ------
     Income from operations...................................    3.8             2.7            7.7             7.7
     Loss on disposal of assets...............................    0.2             0.2            0.2             0.2
     Interest expense                                             1.3             2.2            1.4             2.0
                                                                -----           -----          -----          ------

     Income before provision for income taxes.................    2.3             0.3            6.1             5.5
     Provision for income taxes                                   0.8             0.1            2.2             2.0
                                                                -----           -----          -----          ------


     Net income...............................................    1.5%            0.2%           3.9%            3.5%

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location (2).........$ 1,567         $ 1,397        $ 1,686         $ 1,524
     Number of restaurants at end of the period....................41              35             41              35


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


TWELVE WEEKS ENDED SEPTEMBER 4, 2001 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 5, 2000

     Net sales increased $3,268,000 (29.0%) for the twelve weeks ended September 4, 2001 to $14,551,000 from $11,283,000 for the twelve weeks ended September 5, 2000. This increase is due to an increase in same store sales for units open more than 18 months of 9.5% and sales resulting from the six units opened since September 5, 2000.

     Costs of sales, primarily food and beverages, increased $988,000 (33.5%) for the twelve weeks ended September 4, 2001 to $3,941,000 from $2,953,000 in the twelve weeks ended September 5, 2000, and increased as a percentage of sales to 27.1% from 26.2%. This increase as a percentage of sales is principally attributable to higher food costs associated with a new menu implemented in the first quarter of 2001 and an increase in certain raw product costs.

     Entertainment and restaurant operating expenses increased $1,657,000 (26.4%) for the twelve weeks ended September 4, 2001 to $7,924,000 from $6,267,000 in the twelve weeks ended September 5, 2000, and decreased as a percentage of net sales to 54.4% from 55.6%. This decrease is attributable to the effect of leveraging fixed expenses against higher unit volumes, lower advertising costs, which were lower as a percent of net sales by 0.3 percentage points (0.3pp) versus last year, lower premium TV and live music (0.7pp lower than last year) offset by higher hourly labor costs (0.4pp higher than last year) and higher unit managers' compensation (0.3pp higher than last year).

     Depreciation and amortization increased $53,000 (6.3%) for the twelve weeks ended September 4, 2001 to $879,000 from $826,000 in the twelve weeks ended September 5, 2000, and decreased as a percentage of sales to 6.0% from 7.3%. This net increase is due principally to depreciation incurred during 2001 on six units opened since September 5, 2000 offset by depreciation in 2000 on assets in two units for which an impairment charge was taken in the fourth quarter of 2000 and depreciation in 2000 on certain assets with a two-year life which were added in 1998. No depreciation charge was incurred on these assets in 2001.

     Preopening costs increased $276,000 for the twelve weeks ended September 4, 2001 to $299,000 from $23,000 in the twelve weeks ended September 5, 2000 and increased as a percentage of net sales to 2.1% from 0.2%. This increase is attributable to the costs incurred for one unit opened during the twelve weeks ended September 4, 2001 and for units which have yet to open.

     General and administrative expenses increased $46,000 (5.4%) for the twelve weeks ended September 4, 2001 to $897,000 from $851,000 in the twelve weeks ended September 5, 2000, and decreased as a percentage of sales to 6.2% from 7.5%.

     Loss on disposal of assets was $39,000 for the twelve weeks ended September 4, 2001 and $23,000 for the twelve weeks ended September 5, 2000. The losses reflect the disposal of certain video games for several units in both years.

     Interest expense was $187,000 for the twelve weeks ended September 4, 2001 and $250,000 for the twelve weeks ended September 5, 2000. This decrease is due to a lower interest rate applicable to the revolving note payable in the current year compared with the prior year offset by a higher average balance on the revolving note payable during the current year compared with the prior year.

     The effective income tax rate was 33.3% for the twelve weeks ended September 4, 2001 and 37.0% for the twelve weeks ended September 5, 2000.


THIRTY-SIX WEEKS ENDED SEPTEMBER 4, 2001 COMPARED TO THIRTY-SIX WEEKS ENDED
     SEPTEMBER 5, 2000

     Net sales increased $8,774,000 (23.8%) for the thirty-six weeks ended September 4, 2001 to $45,713,000 from $36,939,000 for the thirty-six weeks ended September 5, 2000. This increase is due to an increase in same store sales for units open more than 18 months of 7.0% and sales resulting from the six units opened since September 5, 2000.

     Costs of sales, primarily food and beverages, increased $2,776,000 (28.8%) for the thirty-six weeks ended September 4, 2001 to $12,432,000 from $9,656,000 in the thirty-six weeks ended September 5, 2000, and increased as a percentage of sales to 27.2% from 26.1%. This increase as a percentage of sales is principally attributable to higher food costs associated with a new menu implemented in the first quarter of 2001 and an increase in certain raw product costs.

     Entertainment and restaurant operating expenses increased $4,660,000 (24.5%) for the thirty-six weeks ended September 4, 2001 to $23,696,000 from $19,036,000 in the thirty-six weeks ended September 5, 2000, and increased as a percentage of net sales to 51.8% from 51.5%. This increase is attributable to higher hourly labor costs (0.4pp) in the six new units opened since September 5, 2000, higher hourly labor costs associated with a new menu implemented in the first quarter of 2001 (0.7pp higher than last year) and higher utility costs (0.3pp higher than last year), offset by lower advertising costs (0.2pp lower than last year), lower premium TV and live music costs (0.4pp lower than last year), and the effect of leveraging fixed expenses against higher unit volumes.

     Depreciation and amortization increased $56,000 (2.3%) for the thirty-six weeks ended September 4, 2001 to $2,545,000 from $2,489,000 in the thirty-six weeks ended September 5, 2000, and decreased as a percentage of sales to 5.6% from 6.8%. This increase is due to depreciation incurred during 2001 on six units opened since September 5, 2000 offset by depreciation in 2000 on assets in two units for which an impairment charge was taken in the fourth quarter of 2000 and depreciation in 2000 on certain assets with a two-year life which were added in 1998. No depreciation charge was incurred on these assets in 2001.

     Preopening costs increased $632,000 for the thirty-six weeks ended September 4, 2001 to $669,000 from $37,000 in the thirty-six weeks ended September 5, 2000 and increased as a percentage of net sales to 1.5% from 0.1%. This increase is attributable to the costs incurred for units opened during the thirty-six weeks ended September 4, 2001 and for units which have yet to open.

     General and administrative expenses decreased $38,000 (1.4%) for the thirty-six weeks ended September 4, 2001 to $2,675,000 from $2,713,000 in the thirty-six weeks ended September 5, 2000, and decreased as a percentage of sales to 5.8% from 7.3%.

     Loss on disposal of assets was $91,000 for the thirty-six weeks ended September 4, 2001 and $55,000 for the thirty-six weeks ended September 5, 2000. The losses reflect the disposal of certain video games for several units in both years.

     Interest expense was $665,000 for the thirty-six weeks ended September 4, 2001 and $742,000 for the thirty-six weeks ended September 5, 2000. This decrease is due to a lower interest rate applicable to the revolving note payable in the current year compared with the prior year offset by a higher average balance on the revolving note payable during the current year compared with the prior year.

     The effective income tax rate was 36.1% for the thirty-six weeks ended September 4, 2001 and 37.0% for the thirty-six weeks ended September 5, 2000.


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


LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $854,000 to $4,289,000 as of September 4, 2001 from $3,435,000 as of December 26, 2000. This increase is attributable to an increase of $2,285,000 related to current portion of notes payable at September 4, 2001 compared to the balance at December 26, 2000 offset by a decrease in accounts payable of $1,721,000 in accounts payable at September 4, 2001 compared to December 26, 2000. The decrease in accounts payable is primarily attributable to a decrease of $1,217,000 in property and equipment additions included in accounts payable at September 4, 2001 compared to December 26, 2000. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2001, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Facility are being used for restaurant development and stock repurchases. As of September 4, 2001 the Company had borrowed $12,965,000 under the Facility. The Company is in compliance with all debt covenants. The Company is currently in negotiations with Intrust Bank, N.A. to extend the requirement to begin monthly installments of principal and interest from November 1, 2001 until November 1, 2003. However, no binding extension has been reached to date.

     Cash flows from operations were $2,935,000 in the thirty-six weeks ended September 4, 2001 compared to $4,018,000 in the thirty-six weeks ended September 5, 2000. Purchases of property and equipment were $3,706,000 in 2001 compared to $716,000 in 2000. Net advances of the revolving note payable to bank was $985,000 for the thirty-six week period ending September 4, 2001 compared to net payments of $2,390,000 for the thirty-six week period ending September 5, 2000. The Company spent $167,000 to repurchase 75,300 shares of common stock in 2001 compared to $831,000 of common stock repurchases in 2000. At September 4, 2001, the Company had $2,325,000 in cash and cash equivalents.

     The Company intends to open up to seven new locations in 2001 and between seven and ten locations in 2002. Three units have been opened in fiscal 2001, four units are currently under construction and an additional three leases have been executed. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $10.0 to $15.0 million to open new locations over the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK

     The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 6.29% for the twelve weeks ended September 4, 2001. The interest rate at September 4, 2001 was 6.00%. The following table presents the quantitative interest rate risks at September 4, 2001:

                                                         Principal Amount by Expected Maturity
                                            -----------------------------------------------------------
                                                                (In thousands)
                                                                                                             Fair
                                                                                    There-                   Value
     (DOLLARS IN THOUSANDS)       2001      2002      2003     2004      2005        AFTER       TOTAL      9/4/01
     ----------------------       ----      ----      ----     ----      ----        -----       -----      ------

     Variable rate debt          $481     $2,986    $3,170   $3,366    $2,962        $--      $12,965      $12,965
     Average Interest Rate--
     1/2% below prime            6.00%    6.00%     6.00%     6.00%     6.00%       6.00%

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

Securities Sold
---------------

(c) The following unregistered securities were issued by the Company during the twelve weeks ended September 4, 2001:

                                                                     Number of Shares
                                         Description of             Sold/Issued/Subject         Offering/Exercise
        Date of Sale/Issuance          Securities Issued          to Options or Warrants         Price Per Share
        ---------------------          -----------------          ----------------------         ---------------
        June 27, 2001                Common Stock Options                  7,500                     $ 2.85
        July 11, 2001                Common Stock Options                  7,500                     $ 3.00
        July 17, 2001                Common Stock Options                  3,000                     $ 2.95
        July 17, 2001                Common Stock Options                  3,000                     $ 2.95
        July 24, 2001                Common Stock Options                 80,000                     $ 2.88
        July 24, 2001                Common Stock Options                 70,000                     $ 2.88
        July 24, 2001                Common Stock Options                 50,000                     $ 2.88

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

Exhibits
         None

Reports on Form 8-K
         None

TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            TOTAL ENTERTAINMENT RESTAURANT CORP.
                                            (Registrant)

     Date    October 18, 2001               /s/ James K. Zielke
         ------------------------           ------------------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)