Form 10-K
period 2001-12-25
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2002-03-25
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K


  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended DECEMBER 25, 2001
                                -----------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ TO ______


                        Commission file number 000-22753

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of Registrant as specified in its charter)


                          DELAWARE                                                 52-2016614
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer identification no.)


                           9300 E. CENTRAL, SUITE 100
                                WICHITA, KS 67206
               (Address of principal executive offices) (Zip code)

                                 (316) 634-0505
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
               ---    ---

     As of March 13, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $44,505,098. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

     As of March 13, 2002, there were 8,665,611 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.


                                                     TABLE OF CONTENTS
                                                     -----------------

ITEM                                                                                                 PAGE
----                                                                                                 ----

                                                          PART I

   1.  Business ...................................................................................    3
   2.  Properties .................................................................................   11
   3.  Legal Proceedings ..........................................................................   11
   4.  Submission of Matters to a Vote of Security Holders ........................................   12


                                                          PART II

   5.  Market for the Registrant's Common Equity and Related Stockholder Matters ..................   13
   6.  Selected Financial Data ....................................................................   14
   7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations .............................................................................   15
  7A.  Quantitative and Qualitative Disclosures About Market Risk .................................   21
   8.  Financial Statements and Supplementary Data ................................................   22
   9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure .............................................................................   22


                                                          PART III

 10.   Directors and Executive Officers of the Registrant .........................................   22
 11.   Executive Compensation .....................................................................   22
 12.   Security Ownership of Certain Beneficial Owners and Management .............................   22
 13.   Certain Relationships and Related Transactions .............................................   22

                                                          PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................   23
       Signatures .................................................................................   25

                                     PART I

ITEM 1. BUSINESS
        --------

GENERAL

     Total Entertainment Restaurant Corp., a Delaware corporation ("the Company"), owns and operates 47 entertainment restaurant locations which utilize the Fox and Hound English Pub & Grille and Fox and Hound Smokehouse & Tavern ("Fox and Hound"), Bailey's Sports Grille, Bailey's Pub & Grille and Bailey's Smokehouse & Tavern ("Bailey's") tradenames. The Company's entertainment concepts combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and a late-night dining and entertainment alternative all in a single location. The Company's entertainment restaurant concepts appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Both the Fox and Hound and Bailey's locations encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. The Company operates in one business segment.

     The first Bailey's unit was opened in Charlotte, North Carolina in 1989 and the first Fox and Hound unit was opened in Arlington, Texas in 1994. As of March 13, 2002, the Company owns and operates 32 Fox and Hound units and 15 Bailey's units in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas.

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

     GROWTH AND EXPANSION. The Company believes its entertainment restaurant concept will be attractive in a variety of geographic markets throughout the United States. The Company plans to open ten to twelve locations in 2002 and between seven and ten locations in 2003. The Company has opened four units in 2002 and currently has seven leases executed with contingencies and two non-binding letters of intent. The Company is currently evaluating locations in markets that are familiar to its management team and plans to actively negotiate additional leases at a number of sites. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases.

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

LOCATIONS

     The following table sets forth the location, opening date and approximate square footage of the Company's existing entertainment and restaurant locations:


                                                                                         APPROXIMATE
                           LOCATION                   MONTH OPENED                     SQUARE FOOTAGE
                           --------                   ------------                     --------------
                  FOX AND HOUND ENGLISH PUB & GRILLE
                  Arlington, TX                       August 1994                           6,500
                  College Station, TX                 September 1994                        7,700
                  Dallas, TX                          December 1995                         9,600
                  Memphis #1, TN                      September 1997                        8,400
                  Omaha, NE                           December 1997                         9,000
                  Chicago, IL                         December 1997                        10,100
                  Montgomery, AL                      January 1998                          7,700
                  Cleveland, OH                       May 1998                              8,500
                  Evansville, IN                      July 1998                             8,600
                  Springfield, MO                     August 1998                           9,100
                  San Antonio, TX                     August 1998                           8,400
                  Erie, PA                            August 1998                          10,400
                  Lubbock, TX                         October 1998                         10,600
                  Dayton, OH                          October 1998                          8,700
                  Memphis #2, TN                      November 1998                         7,600
                  Overland Park, KS                   November 1998                         9,100
                  Canton, OH                          November 1998                         9,700
                  New Orleans, LA                     December 1998                         9,200
                  Pittsburgh, PA                      January 1999                         10,500
                  Winston-Salem, NC                   January 1999                          9,400
                  Indianapolis, IN                    February 1999                         8,400
                  Houston, TX                         February 1999                         9,100
                  Baton Rouge, LA                     March 1999                           11,500
                  Cleveland #2, OH                    October 2000                         13,500
                  Lewisville, TX                      December 2000                         7,600
                  Ft. Worth, TX                       April 2001                            9,900
                  Ft. Worth #2, TX                    February 2002                        14,000

                  FOX AND HOUND SMOKEHOUSE & TAVERN
                  Charlotte #3, NC                    August 2001                          15,300
                  Dallas #2, TX                       December 2001                        13,360
                  Denver, CO                          January 2002                         10,500
                  Phoenix, AZ                         January 2002                         11,600
                  Charlotte #4, NC                    March 2002                            7,200

                  BAILEY'S SPORTS GRILLE
                  Charlotte #2, NC                    October 1990                          7,600
                  Little Rock, AR                     February 1994                         8,400
                  Greenville, SC                      September 1994                        7,000
                  Nashville #1, TN                    April 1995                            9,400
                  Knoxville, TN                       December 1995                         9,400
                  Johnson City, TN                    May 1996                              8,250
                  Columbia, SC                        October 1996                         10,000
                  Clarksville, IN                     March 1997                            9,200
                  Nashville #2, TN                    October 1997                          7,500

                  BAILEY'S PUB & GRILLE
                  Atlanta #1, GA                      October 1998                          8,500
                  Detroit, MI                         November 1998                         9,100
                  Chapel Hill, NC                     December 1998                         9,000
                  Dearborn, MI                        December 2000                         8,450
                  Nashville #3, TN                    May 2001                             11,400

                  BAILEY'S SMOKEHOUSE & TAVERN
                  Atlanta #2, GA                      November 2001                        10,500

EXPANSION PLANS

     The Company's management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. The Company intends to open ten to twelve entertainment restaurant locations in 2002 and between seven to ten locations in 2003. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases.

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

     The Company leases all locations, with the exception of the Bailey's unit in Columbia, South Carolina, which is owned by the Company. Most of the units are located in shopping centers. Leases are generally negotiated with initial terms of three to ten years, with multiple renewal options. The Company has generally required approximately 90 to 120 days after the signing of a lease and obtaining required permits to complete construction and open a new location. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, the Company anticipates principally leasing its locations, although it may consider purchasing free-standing sites where it is cost-effective to do so.

UNIT ECONOMICS

     The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. The Company's restaurants have historically generated a sales to investment ratio of approximately 0.8 to 1, assuming that the average minimum annual rents pursuant to operating leases were capitalized for purposes of determining the investment. The Company's entertainment restaurants averaged $1,780,000 and $1,590,000 in sales during fiscal years ended December 25, 2001 and December 26, 2000, respectively. Of the 43 units open at December 25, 2001, 42 were leased facilities and had an average cash investment of $1,258,000. The one open unit the Company owned as of December 25, 2001 had a cost of $1,845,000

(including the costs for land acquisition, construction, equipment and pre-opening costs). In the future the Company anticipates most locations will be leased rather than purchased and anticipates an average cash investment per unit between $1.0 million and $1.5 million.

MENU

     Both Bailey's and Fox and Hound concepts offer a single menu for lunch (weekends only in some locations), dinner and late-night dining. The menu features a selection of appetizers, including quesadillas, chicken wings and nachos, soups and salads, gourmet-style sandwiches, pizzas, ribs, burgers, a selection of grilled and smoked barbecued entrees and desserts. Appetizers typically range in price from $3.49 to $6.99, and entrees range from $5.99 to $16.99, with most entrees priced below $10.00. Each location features a full service bar and most units have over 100 brands of ales, lagers, stouts and premium craft beers from around the world, including over 35 on tap. Alcoholic beverage service accounted for approximately 60% of the Company's revenues in the fiscal year ended December 25, 2001.

AMBIANCE AND DESIGN

     FOX AND HOUND ENGLISH PUB & GRILLE, FOX AND HOUND SMOKEHOUSE & TAVERN, BAILEY'S PUB & GRILLE, AND BAILEY'S SMOKEHOUSE & TAVERN. The Fox and Hound English Pub & Grille, Fox and Hound Smokehouse & Tavern, Bailey's Pub & Grille, and Bailey's Smokehouse & Tavern entertainment restaurant concepts incorporate the tradition, spirit and sophistication of a contemporary social gathering place, with an elegant yet comfortable atmosphere of finished wood, polished brass, embroidered chairs and booths, hunter green and burgundy walls and etched glass. Each location features a full service restaurant and bar as well as state-of-the-art audio and video technology (including several mega-screen TV's) and traditional games of skill such as pocket billiards generously spaced to avoid crowding, darts and shuffleboard. The entertainment area can be readily configured into a comfortable "arena" for viewing national, regional and local sporting and other television events. All locations are also capable of accommodating business and social organizations for special events.

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

    All locations opened since July 1997 have incorporated the general layout and design of the Fox and Hound unit in Dallas, Texas. The Company anticipates this layout and design will be utilized for future locations.

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

     The management of a typical unit consists of one general manager and between two and four supporting managers depending upon unit revenue and hours of operation. Each general manager is responsible for the unit's day-to-day operations and is required to follow the Company's established operating procedures and standards. Each entertainment restaurant location also employs a staff of hourly employees, many of whom are part-time personnel. Unit management personnel participate in an eight-week training program which focuses on various aspects of the unit's operations and customer service. The Company currently employs nine district managers, each of which oversees between two and six units. The district managers, general managers and support managers participate in incentive cash bonus programs. Awards under the incentive plans are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. Senior management regularly visits the Fox and Hound and Bailey's locations and meets with the respective management teams to ensure compliance with the Company's strategies and standards of quality.

     The Company maintains financial and accounting controls for each of its entertainment restaurant locations through the use of centralized accounting and management information systems. Sales and labor information are collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred daily or weekly to the Company's principal operating account. The Company utilizes a comprehensive peer review reporting system for its general managers. Within 10 days after the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each location meet in person with their respective district managers to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The district managers then meet in person with the senior management team to review the performance for the past accounting period as well as set the operating agenda for the next period. The Company believes the peer review system enables each general manager and district manager to benefit from the collective experience of all of the Company's management.

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

PURCHASING

     The Company's management negotiates directly with suppliers for most food and beverage products to ensure uniform quality, adequate supplies, and to obtain competitive prices. The Company engages a purchasing consultant to assist in the negotiation of purchasing agreements with suppliers. Food and supplies are shipped directly to the entertainment restaurant locations, although invoices for purchases are forwarded to a central location for payment. Due to the experience of the Company's senior management in the restaurant business, the Company has been and expects to continue to be able to purchase most of its restaurant equipment directly from equipment manufacturers. The Company has not experienced any significant delays in receiving supplies or equipment.

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

ACCOUNTING AND ADMINISTRATIVE SERVICES

     On March 1, 2002, the Company entered into a three-year services agreement with Franchise Services Company ("FSC") for certain accounting and administrative services, which renewed its prior three-year agreement. The per unit per 28-day accounting fee is at a market rate with no fixed annual charge and is to remain fixed for the entire three-year agreement.

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

     A portion of the Company's revenues is derived from the use and operation of video gaming machines. In August 1999, law changes in South Carolina resulted in a significant decrease in the revenue of video gaming machines. Further law changes in July 2000 completely eliminated the use of video gaming machines in South Carolina. Video gaming revenue was $100,253 and $350,306 during the fiscal years ended December 26, 2000 and December 28, 1999, respectively.

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

EMPLOYEES

     As of December 25, 2001, the Company employed approximately 3,000 persons, four of whom are executive officers, ten of whom are support staff, nine of whom are multi-unit supervisors, 200 of whom are entertainment restaurant unit management personnel and the remainder of whom are hourly entertainment restaurant personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

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

     The plaintiffs, who purport to have been employees of the defendants with the titles of manager-in-training, assistant manager, and/or general manager, each alleged that the Company and the other defendants willfully and in bad faith failed to pay the defendants overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act. The plaintiffs' complaint seeks (1) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (2) an accounting of compensation to which the defendants are owed, (3) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (4) attorneys' fees and costs. Defendants including the Company have filed their answer to the plaintiffs' complaint. The court has not yet entered its order establishing this case as a collective action. On June 27, 2001, the Magistrate Judge held an initial pre-trial conference and entered orders establishing deadlines in this action. A settlement conference is scheduled for June 27, 2002 and a five-day trial is scheduled for March 3, 2003.

     Although it is not possible at this time for the Company to evaluate the merits of this claim, nor their likelihood of success, management of the Company is of the opinion that any resulting liability should not have a material adverse effect on the Company's financial statements.

     On October 2, 2000, R&A Bailey & Company of Dublin, Ireland, filed a notice of opposition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to the Company's U.S. service mark applications for "BAILEY'S PUB & GRILLE" (color), "BAILEY'S PUB & GRILLE" (stylized), and "BAILEY'S PUB & GRILLE." Additionally, on November 14, 2000, R&A Bailey & Company filed a petition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to cancel the Company's U.S. service mark registrations for "7 BAILEY'S SPORTS GRILLE" (+ Design), "SERIOUS FUN 7 BAILEY'S SPORTS GRILLE" (+ Design), and "BAILEY'S SPORTS GRILLE."

     R&A Bailey & Company claims to be the owner of several U.S. trademark registrations, including "BAILEYS ORIGINAL IRISH CREAM" (+ Design), "BAILEYS," "BAILEYS THE ORIGINAL LIGHT CREAM," "BAILEYS" (+ Design), and "BAILEYS YUM," that are claimed to be used in association with liqueurs, distilled spirits, ice cream, coffee cups, and other ceramic accessories. R&A Bailey & Company has alleged that the cited Company registrations and applications cause it damage, are likely to create a likelihood of confusion, mistake, or deception, and would likely dilute and lessen its "famous" marks in violation of the Lanham Act. R&A Bailey & Company seeks cancellation of the Company's registrations and opposes the registration of the Company's applications for registration of the above-listed marks.

     On December 29, 2000, the Company through its trademark counsel filed an answer to R&A Bailey & Company's notice of opposition, denying its allegations. On February 16, 2001, the Company filed a Stipulated Motion to Extend Answer to Petition in response to the petition to cancel by R&A Bailey & Company. The actions have been suspended by the Trademark Trial & Appeal Board to allow the parties time to negotiate for possible settlement of these pending actions. The Company is actively pursuing settlement, and is of the opinion that any resulting liability should not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 25, 2001.

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

                                                      Bid Prices
                                                      ----------
         Fiscal Year 1999                        High              Low
         ----------------                        ----              ---
         First Quarter                           5.88             2.75
         Second Quarter                          4.25             2.50
         Third Quarter                           3.06             1.25
         Fourth Quarter                          1.75             1.50

         Fiscal Year 2000                        High              Low
         ----------------                        ----              ---
         First Quarter                           1.75             1.38
         Second Quarter                          2.50             1.50
         Third Quarter                           2.31             2.19
         Fourth Quarter                          2.38             1.44

         Fiscal Year 2001                        High              Low
         ----------------                        ----              ---
         First Quarter                           3.31             1.38
         Second Quarter                          3.20             2.10
         Third Quarter                           3.32             2.50
         Fourth Quarter                          3.20             2.19



HOLDERS

     As of March 13, 2002, there were 70 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

SALE OF UNREGISTERED SECURITIES

(c) The following unregistered securities were issued by the Company during the sixteen weeks ended December 25, 2001:


                                                                       Number of Shares
                                            Description of            Sold/Issued/Subject          Offering/Exercise
         Date of Sale/Issuance            Securities Issued         to Options or Warrants          Price Per Share
         ---------------------            -----------------         ----------------------          ---------------
         September 27, 2001             Common Stock Options                  5,000                       $2.50

         September 27, 2001             Common Stock Options                  5,000                       $2.50

         September 27, 2001             Common Stock Options                  5,000                       $2.50

         September 27, 2001             Common Stock Options                  5,000                       $2.50

         September 27, 2001             Common Stock Options                  5,000                       $2.50

         September 27, 2001             Common Stock Options                  5,000                       $2.50

         October 24, 2001               Common Stock Options                  7,500                       $2.75

         All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Stock Option Plan or to non-employee directors pursuant to the Directors Stock Option Plan. The options for employees have a vesting period of five years and a life of ten years and the options for non-employee directors have a vesting period of three years and a life of five years.

         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following selected financial data of the Company and its predecessors should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for the Company for the 52 weeks ended December 25, 2001, December 26, 2000, December 28, 1999 and December 29, 1998 and period from February 7, 1997 through December 30, 1997, the historical income statement data for F&H Restaurant Corp. ("FHRC") for the period from January 1, 1997 through February 20, 1997, the balance sheet data for the Company as of December 25, 2001, December 26, 2000, December 28, 1999, December 29, 1998 and December 30, 1997 are derived from the Company's and its predecessors' audited financial statements. The table also sets forth the pro forma income statement data for the Company as if the Exchange had occurred on January 1, 1997. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not purport to be indicative of the consolidated results of operations that would have occurred had the Exchange occurred at January 1, 1997, or which may be expected to occur in the future.


                                                                 Historical
                                 ---------------------------------------------------------------------------

                                                           The Company
                                 ---------------------------------------------------------------------------

                                                    52 Weeks Ended                              46 weeks and
                                 -------------------------------------------------------------  5 days ended
                                 DEC. 25, 2001  DEC. 26, 2000   DEC. 28, 1999   DEC. 29, 1998  Dec. 30, 1997
                                 -------------  -------------   -------------   -------------  -------------

                                                            (In thousands, except per share data)
INCOME STATEMENT DATA:

Net sales                            $70,952      $55,990          $55,930         $34,114        $16,163
Costs and expenses:
   Cost of sales                      19,213       14,790           15,349           9,429          4,287
   Operating expenses                 35,741       28,395           28,632          15,586          7,142
   Depreciation and amortization      3,706         3,592            3,697           2,875            939
   Preopening costs                   1,218           501              488              --             --
   Provision for asset impairment
       and store closing                575         2,362            1,087              --             --
                                     ------       -------          -------         -------        -------
Entertainment and restaurant costs
   and expenses                      60,453        49,640           49,253          27,890         12,368
                                     ------       -------          -------         -------        -------
Entertainment and restaurant
   operating income                  10,499         6,350            6,677           6,224          3,795
General and administrative expenses   3,991         3,768            3,900           2,609          1,794
Goodwill amortization                   244           244              244             244            210
                                     ------       -------          -------         -------        -------
Income  from operations               6,264         2,338            2,533           3,371          1,791
Other income (expense)                 (997)       (1,148)          (1,298)            (70)           266
                                     ------       -------          -------         -------        -------
Income before provision for
   income taxes                       5,267         1,190            1,235           3,301          1,525
Provision for income taxes            1,938           342              418           1,221            545
Minority interest                        --            --               --              --             --
                                     ------       -------          -------         -------        -------
Income before cumulative effect
   of a change in accounting
      principle                       3,329           848              817           2,080            980
Cumulative effect of change in
   accounting principle                  --            --           (1,128)             --             --
                                     ------       -------          -------         -------        -------
Net income (loss)                    $3,329       $   848          $  (311)        $ 2,080        $   980
                                     ======       =======          =======         =======        =======

Basic and diluted net income (loss)
   per share                         $  .38       $   .09          $  (.03)        $   .20        $   .11
                                     ======       =======          =======         =======        =======

Weighted number of shares
   outstanding                        8,670         9,323           10,348          10,415          9,182
                                     ======       =======          =======         =======        =======

CONT'D


                                                     The Company
                                                      Pro Forma
                                         FHRC        -----------
                                     -------------    Year ended
                                     51 days ended    DEC. 30,
                                     FEB. 20, 1997      1997
                                     -------------  ------------



INCOME STATEMENT DATA:

Net sales                               $ 858        $ 18,557
Costs and expenses:
   Cost of sales                          245           4,912
   Operating expenses                     393           8,281
   Depreciation and amortization           35           1,052
   Preopening costs                        --              --
   Provision for asset impairment
       and store closing                   --              --
                                        -----        --------
Entertainment and restaurant costs
   and expenses                           673          14,245
                                        -----        --------
Entertainment and restaurant
   operating income                       185           4,312
General and administrative expenses        36           2,014
Goodwill amortization                      24             242
                                        -----        --------
Income  from operations                   125           2,056
Other income (expense)                     63             370
                                        -----        --------
Income before provision for
   income taxes                            62           1,686
Provision for income taxes                 11             605
Minority interest                          34              --
                                        -----        --------
Income before cumulative effect
   of a change in accounting
      principle                            17           1,081
Cumulative effect of change in
   accounting principle                    --              --
                                        -----        --------
Net income (loss)                       $  17        $  1,081
                                        =====        ========

Basic and diluted net income (loss)
   per share                                         $    .12
                                                     ========

Weighted number of shares
   outstanding                                          9,062
                                                        =====



                                                                        The Company
                                        -------------------------------------------------------------------------
                                        December 25,    December 26,   December 28,   December 29,   December 30,
                                            2001            2000          1999           1998           1997
                                        ------------    ------------   ------------   ------------   ------------
                                                                      (In thousands)
BALANCE SHEET DATA:

Working capital (deficit)                 $ (5,160)     $   (3,435)      $   (489)     $    (947)     $   4,579

Total assets                                43,150          40,128         41,352          41,284        23,224

Notes payable, including current portion    10,350          11,980         14,395          11,815           ---

Stockholders' equity                        24,149          20,987         22,232          23,736        21,665


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

     The Company began operations February 20, 1997 with three Fox and Hound and eight Bailey's entertainment restaurant locations, and opened three Fox and Hound and two Bailey's entertainment restaurant locations during the year ended December 30, 1997, opened thirteen Fox and Hound and three Bailey's entertainment restaurant locations during the year ended December 29, 1998, opened five Fox and Hound entertainment restaurant locations and closed one Fox and Hound and one Bailey's entertainment restaurant location during the year ended December 28, 1999, and opened two Fox and Hound and one Bailey's entertainment restaurant locations during the year ended

December 26, 2000, and opened four Fox and Hound and one Bailey's entertainment restaurant locations during the year ended December 25, 2001.

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


                                                                          Year Ended(1)
                                                            ---------------------------------------
                                                            Dec. 25,        Dec. 26,       Dec. 28,
                                                              2001            2000           1999
                                                            ---------      ---------      ---------
INCOME STATEMENT DATA:
    Net sales                                                 100.0%          100.0%         100.0%
    Costs and expenses:
       Cost of sales                                           27.1            26.4           27.4
       Operating expenses                                      50.4            50.7           51.2
       Depreciation and amortization                            5.2             6.4            6.6
       Preopening costs                                         1.7             1.0            1.0
       Provision for asset impairment
           and store closing                                    0.8             4.2            1.9
                                                              -------        -------         ------
       Restaurant costs and expenses                           85.2            88.7           88.1
                                                              -------        -------         ------
       Restaurant operating income                             14.8            11.3           11.9
       General and administrative                               5.6             6.7            7.0
       Goodwill amortization                                    0.4             0.4            0.4
                                                              -------        -------         ------
    Income from operations                                      8.8             4.2            4.5
       Loss on disposal of assets                              (0.2)           (0.1)          (0.2)
       Other income, principally interest                       ---             ---             ---
       Interest expense                                        (1.2)           (2.0)          (2.1)
                                                              -------        -------         ------
    Income before provision for income taxes                    7.4             2.1            2.2
    Provision for income taxes                                  2.7             0.6            0.7
                                                              -------        -------         ------
    Income before cumulative effect of a
       change in accounting principle                           4.7             1.5            1.5
    Cumulative effect of change in
       accounting principle                                     ---             ---           (2.0)
                                                              -------        -------         ------
    Net income (loss)                                           4.7%            1.5%          (0.5)%
                                                              =======        =======         =======

RESTAURANT OPERATING DATA:
    Number of locations at end of period                         43              38             35
    Number of store operating weeks (2)                       2,071           1,831          1,843
    Annualized average weekly sales per location (3)         $1,780          $1,590         $1,578

--------------------------------------

     (1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.
     (2) Store operating weeks represents the number of weeks all locations were open during the period.
     (3) Annualized average weekly sales per location are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by fifty-two.

THE COMPANY

     FIFTY-TWO WEEKS ENDED DECEMBER 25, 2001 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 26, 2000
     Net sales increased $14,962,000 (26.7%) for the fifty-two weeks ended December 25, 2001 to $70,952,000 from $55,990,000 in the fifty-two weeks ended December 26, 2000, which is attributable to a 11.9% increase in average unit volumes ($1,780,000 versus $1,590,000) and a 13.1% increase in store operating weeks (2,071 versus 1,831). Same store sales increased 7.4% for the fifty-two weeks ended December 25, 2001.

     Costs of sales, primarily food and beverages, increased $4,423,000 (29.9%) for the fifty-two weeks ended December 25, 2001 to $19,213,000 from $14,790,000 in the fifty-two weeks ended December 26, 2000, and such expenses increased as a percentage of sales to 27.1% from 26.4%. This increase as a percentage of sales is principally attributable to higher food costs associated with a new menu implemented in the first quarter of 2001 and an increase in certain raw product costs.

     Restaurant operating expenses for the fifty-two weeks ended December 25, 2001 increased $7,346,000 (25.9%) to $35,741,000 from $28,395,000 in the fifty-two weeks ended December 26, 2000, and such expenses decreased as a percentage of net sales to 50.4% from 50.7%. This decrease as a percentage of sales is principally attributable to the effect of leveraging fixed expenses against higher unit volumes.

     Depreciation and amortization increased $114,000 (3.2%) for the fifty-two weeks ended December 25, 2001 to $3,706,000 from $3,592,000 in the fifty-two weeks ended December 26, 2000, and such expenses decreased as a percentage of net sales to 5.2% from 6.4%. This net increase is due principally to depreciation incurred during 2001 on eight units opened since September 5, 2000 offset by depreciation in 2000 on assets in two units for which an impairment charge was taken in the fourth quarter of 2000 and depreciation in 2000 on certain assets with a two-year life which were added in 1998. No depreciation charge was incurred on these assets in 2001.

     Preopening costs increased $716,000 (142.9%) for the fifty-two weeks ended December 25, 2001 to $1,217,000 from $501,000 in the fifty-two weeks ended December 26, 2000, and such expenses increased as a percentage of net sales to 1.7% from 1.0%. Preopening costs for 2001 were related to the opening of five units in 2001 and costs related to units which will open in 2002. Preopening costs for 2000 were related to the opening of three units in 2000 and costs related to units which opened in 2001.

     Provision for asset impairment and store closing decreased $1,787,000 (75.7%) for the fifty-two weeks ended December 25, 2001 to $575,000 from $2,362,000 in the fifty-two weeks ended December 26, 2000, and such expenses decreased as a percentage of net sales to 0.8% from 4.2%. The provision in 2001 and 2000 reflects the charge made in the fourth quarter of 2001 and 2000 for the write down of certain under-performing restaurant assets. The Company periodically reviews its long lived assets which are held and used in its entertainment restaurant operations for indications of impairment (see Note 1 of Notes to Consolidated Financial Statements).

     General and administrative expenses increased $222,000 (5.9%) for the fifty-two weeks ended December 25, 2001 to $3,991,000 from $3,769,000 in the fifty-two weeks ended December 26, 2000, and such expenses decreased as a percentage of net sales to 5.6% from 6.7%. The increase reflects the addition of multi-unit supervisory positions and corporate-level positions to accommodate future unit growth.

     Loss on disposal of assets was $134,000 for the fifty-two weeks ended December 25, 2001 and $67,000 for the fifty-two weeks ended December 26, 2000. The losses reflect the disposal of certain video games for several units in both years.

     Interest expense decreased $217,000 (20.1%) for the fifty-two weeks ended December 25, 2001 to $864,000 from $1,081,000. This decrease is due to a lower interest rate applicable to the revolving note payable in the current year compared with the prior year offset by a higher average balance on the revolving note payable during the current year compared with the prior year.

     The effective income tax rate on income was 36.8% for the fifty-two weeks ended December 25, 2001 as compared to 28.7% for the fifty-two weeks ended December 26, 2000. This increase was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.


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

     General and administrative expenses decreased $132,000 (3.4%) for the fifty-two weeks ended December 26, 2000 to $3,768,000 from $3,900,000 in the fifty-two weeks ended December 28, 1999, and such expenses decreased as a percentage of net sales to 6.7% from 7.0%. The decrease reflects the realignment of certain executive positions during 2000.

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

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Facility were used for restaurant development, common stock repurchases, and general corporate purposes. As of December 25, 2001, the Company had borrowed $10,350,000 under the Facility. The Company is in compliance with all debt covenants.

     Cash flows from operations were $10,388,000 in the fifty-two weeks ended December 25, 2001 compared to $7,131,000 in the fifty-two weeks ended December 28, 1999. This increase is attributable to an increase in net income before the provision for asset impairment to $3,904,000 in the fifty-two weeks ended December 25, 2001 compared to net income before the provision for asset impairment to $3,210,000 in the fifty-two weeks ended December 26, 2000. Purchases of property and equipment were $9,540,000 for the fifty-two weeks ended December 25, 2001 compared to $3,005,000 for the fifty-two weeks ended December 26, 2000. Net payments of the revolving note payable to bank was $1,630,000 for the fifty-two weeks December 25, 2001 compared to net payments of $2,415,000 for the fifty-two week period ending December 26, 2000. The Company spent $167,000 to repurchase 75,800 shares of common stock in 2001 compared to $2,093,000 of common stock repurchases in 2000. At December 25, 2001, the Company had $1,346,000 in cash and cash equivalents.

     The Company intends to open ten to twelve entertainment restaurant locations in 2002 and between seven to ten locations in 2003. Four units have been opened in fiscal 2002, two units are currently under construction and an additional five leases have been executed. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $12.0 to $18.0 million to open new locations over the next 12 months.

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

     A summary of the Company's obligations and commitments to make future payments under contracts, including debt and lease agreements is presented below. The long-term debt payments represent principal payments only. The Company must also make monthly interest payments on the outstanding debt balance at a rate of 1/2% below the prime rate as published in THE WALL STREET JOURNAL (4.50% at December 25, 2001).

                                           Less than        1-3            4-5            After
Contractual Obligations        Total         1 Year        Years          Years          5 Years
-----------------------        -----         ------        -----          -----          -------
Long-term debt              $10,350,000    $       --    $ 2,829,166    $ 5,208,631    $ 2,312,203
Operating leases             29,258,798     4,950,171      7,578,008      5,028,837     11,647,782
                            -----------    ----------    -----------    -----------    -----------
Totals                      $39,608,798    $4,950,171    $10,407,174    $10,291,468    $13,959,985

Critical Accounting Policies

     The Company considers determination of impairment of long-lived assets as a critical accounting policy because determination as to whether the long-lived assets of a restaurant are impaired and, if impaired, the fair value of such assets requires the use of judgment, particularly as it relates to projecting whether the sum of expected undiscounted future cash flows for the restaurant over an extended period of time will equal or exceed the carrying value of such assets. Management uses the best information available to make the determination; however, actual future cash flows for the restaurant may vary significantly from the cash flows projected in conjunction with the impairment assessment. The potential impact on the financial statements of incorrect judgments regarding impairment of long-lived assets is that a provision for impairment could be needlessly recorded if projected future cash flows for a restaurant are significantly under estimated or a provision for impairment could be deferred until later determined necessary in a future period if initial projected cash flows are over estimated. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's accounting policy for impairment of long-lived assets.

NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. In addition, SFAS No. 142 requires the Company to perform an assessment of whether its recorded goodwill is impaired as of the date of adoption.

SFAS No. 142 is effective for the Company's fiscal year 2002. The Company currently records annual goodwill amortization of approximately $244,000.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Management believes that the adoption of SFAS No. 144 will not have a significant impact on the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK

     The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 6.73% for the year ended December 25, 2001. The following table presents the quantitative interest rate risks at December 25, 2001:

                                                  PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                       --------------------------------------------------------------------
                                                                (In thousands)
                                                                                                                Fair
                                                                                            There-              Value
     (dollars in thousands)          2002       2003       2004       2005       2006       After    Total    12/25/01
     ----------------------          ----       ----       ----       ----       ----       -----    -----    --------

     Variable rate debt              ---        $395     $2,434     $2,546     $2,663      $2,312   $10,350    $10,350
     Average Interest Rate --
     1/2% below prime               4.50%       4.50%      4.50%      4.50%      4.50%       4.50%

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND AND REPORTS ON FORM 8-K
         --------------------------------------------------------------------

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

              (2)  Exhibits

                                                INDEX TO EXHIBITS
              Exhibit
              Number                                 Exhibit
              ------                                 -------

               *2.1        Form of Stock for Stock Exchange Agreement between the
                           Registrant, the Shareholders of F&H Restaurant Corp.,
                           Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey's Sports
                           Grille, Inc. and Certain Limited Partners of N. Collins Enter-
                           tainment, Ltd., 505 Entertainment, Ltd., Midway Entertain-
                           ment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

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

              *10.8        Non-Competition, Confidentiality and Non-Solicitation Agree-
                           ment between the Registrant and Dennis L. Thompson, dated
                           February 20, 1997.



              *10.9        Non-Competition, Confidentiality and Non-Solicitation
                           Agree- ment between the Registrant and
                           Thomas A. Hager, dated February 20, 1997.

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

-----------------------------------

         (b)  Reports on Form 8-K filed in the fourth quarter of 2001:

                  None

           * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-23343).
          **  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 20th day of March 2002.


                                 TOTAL ENTERTAINMENT RESTAURANT CORP.
                                              (Registrant)



                                          /s/ James K. Zielke
                             ----------------------------------------------
                                            James K. Zielke
                                        Chief Financial Officer,
                                   Treasurer, Secretary and Director
                                     (principal accounting officer)

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


                         SIGNATURE                                TITLE                             DATE
                         ---------                                -----                             ----



                  /s/ Dennis L. Thompson                 Co-Chairman of the Board              March 20, 2002
          ----------------------------------------
                    Dennis L. Thompson



                  /s/ Stephen P. Hartnett                Co-Chairman of the Board              March 20, 2002
          ----------------------------------------
                    Stephen P. Hartnett



                   /s/ Steven M. Johnson                Chief Executive Officer and            March 20, 2002
          ----------------------------------------                Director
                     Steven M. Johnson                (principal executive officer)



                     /s/ Gary M. Judd                     President and Director               March 20, 2002
          ----------------------------------------
                       Gary M. Judd



                    /s/ James K. Zielke                  Chief Financial Officer,              March 20, 2002
          ----------------------------------------         Treasurer, Secretary
                      James K. Zielke                          and Director
                                                      (principal accounting officer)


                    /s/ Thomas A. Hager                          Director                      March 20, 2002
          ----------------------------------------
                      Thomas A. Hager



                  /s/ C. Wells Hall, III                         Director                      March 20, 2002
          ----------------------------------------
                    C. Wells Hall, III



                    /s/ E. Gene Street                           Director                      March 20, 2002
          ----------------------------------------
                      E. Gene Street



                  /s/ John D. Harkey, Jr.                        Director                      March 20, 2002
          ----------------------------------------
                    John D. Harkey, Jr.



              SUBSIDIARIES OF TOTAL ENTERTAINMENT RESTAURANT CORP.
              ----------------------------------------------------
                              AS OF MARCH 13, 2002
                              --------------------


               F & H RESTAURANT CORP.                BRYANT BEVERAGE CORPORATION
               TENT FINANCE, INC.                    CAMPBELL BEVERAGE CORP.
               TENT MANAGEMENT, INC.                 DOWNTOWN BEVERAGE CORP.
               BAILEY'S SPORTS GRILL                 FOX & HOUND CLUB
               BAILEY'S SPORTS GRILLE, INC.          GUADALUPE BEVERAGE CORP.
               FOX & HOUND, INC.                     JACKSON BEVERAGE CORPORATION
               FOX & HOUND II, INC.                  LEWISVILLE BEVERAGE CORP.
               F & H RESTAURANTS OF TEXAS, INC.      RAIDER BEVERAGE CORPORATION
               ALABAMA FOX & HOUND, INC.             ROCKET BEVERAGE CORPORATION
               FOX & HOUND OF ARIZONA, INC.          SKILLMAN BEVERAGE CORP.
               FOX & HOUND OF COLORADO, INC.         MIDWAY ENTERTAINMENT, LTD.
               F & H RESTAURANT OF GEORGIA, INC.     N. COLLINS ENTERTAINMENT, LTD.
               FOX & HOUND OF ILLINOIS, INC.         505 ENTERTAINMENT, LTD.
               FOX & HOUND OF INDIANA, INC.          FOX & HOUND OF SAN ANTONIO, LTD.
               F & H OF IOWA, INC.                   FOX & HOUND OF AUSTIN, LTD.
               FOX & HOUND OF KANSAS, INC.           FOX & HOUND OF DALLAS, LTD.
               F & H OF KENNESAW, INC.               FOX & HOUND OF DALLAS #3, LTD.
               FOX & HOUND OF LOUISIANA, INC.        FOX & HOUND OF LUBBOCK, LTD.
               FOX & HOUND OF MICHIGAN, INC.         FOX & HOUND OF HOUSTON, LTD.
               FOX & HOUND OF MISSOURI, INC.         FOX & HOUND OF HOUSTON #2, LTD.
               FOX & HOUND OF NEBRASKA, INC.         FOX & HOUND OF HOUSTON #3, LTD.
               FOX & HOUND OF NORTH CAROLINA, INC.   FOX & HOUND OF LEWISVILLE, LTD.
               FOX & HOUND OF OHIO, INC.             FOX & HOUND OF FT. WORTH, LTD.
               PENNSYLVANIA FOX & HOUND, INC.        FOX & HOUND OF RICHARDSON, LTD.
               FOX & HOUND OF TENNESSEE, INC.
               FOX & HOUND OF TEXAS, INC.
               FOX & HOUND OF VIRGINIA, INC.



                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
TOTAL ENTERTAINMENT RESTAURANT CORP.
Independent Auditors' Report -------------------------------------------------------------------------F-2
Report of Independent Certified Public Accountants ---------------------------------------------------F-3
Consolidated Balance Sheets as of December 25, 2001 and December 26, 2000-----------------------------F-4
Consolidated Statements of Income for the years ended December 25, 2001,
     December 26, 2000, and December 28, 1999---------------------------------------------------------F-6
Consolidated Statements of Stockholders' Equity for the years ended December 25, 2001,
     December 26, 2000, and December 28, 1999---------------------------------------------------------F-7
Consolidated Statements of Cash Flows for the years ended December 25, 2001,
     December 26, 2000, and December 28, 1999---------------------------------------------------------F-8
Notes to Consolidated Financial Statements-----------------------------------------------------------F-10

                          Independent Auditors' Report


The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated balance sheets of Total Entertainment Restaurant Corp. and subsidiaries as of December 25, 2001 and December 26, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Entertainment Restaurant Corp. and subsidiaries as of December 25, 2001 and December 26, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                         /s/ KPMG LLP
Wichita, Kansas
February 1, 2002

               Report of Independent Certified Public Accountants


The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Total Entertainment Restaurant Corp. for the year ended December 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Total Entertainment Restaurant Corp. for the year ended December 28, 1999, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, on December 30, 1998, the Company changed its method of accounting for pre-opening costs.



                                                         /s/ Grant Thornton LLP
Wichita, Kansas
January 28, 2000


                              TOTAL ENTERTAINMENT RESTAURANT CORP.
                                   CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 25,         DECEMBER 26,
                                                                         2001                 2000
                                                                 ------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   1,346,495        $   2,244,606
   Inventories                                                             1,230,636            1,028,975
   Deferred income taxes                                                     223,742              161,206
   Other current assets                                                      586,967              579,594
                                                                 ------------------------------------------
Total current assets                                                       3,387,840            4,014,381

Property and equipment:
   Land                                                                      600,000              600,000
   Buildings                                                                 670,629              670,629
   Leasehold improvements                                                 26,336,678           21,851,941
   Equipment                                                              15,284,124           13,397,524
   Furniture and fixtures                                                  3,890,170            3,265,386
                                                                 ------------------------------------------
                                                                          46,781,601           39,785,480
   Less accumulated depreciation and amortization                         12,249,339            9,022,781
                                                                 ------------------------------------------
Net property and equipment                                                34,532,262           30,762,699

Other assets:
   Goodwill, net of accumulated amortization of $1,222,121
     ($977,959 at December 26, 2000)                                       3,661,134            3,905,296
   Deferred income taxes                                                     982,875            1,059,839
   Other assets                                                              586,048              385,385
                                                                 ------------------------------------------
Total other assets                                                         5,230,057            5,350,520
                                                                 ------------------------------------------

Total assets                                                            $ 43,150,159         $ 40,127,600
                                                                 ==========================================



                                                                     DECEMBER 25,         DECEMBER 26,
                                                                         2001                 2000
                                                                 ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current portion notes payable                                     $             -          $   418,108
   Accounts payable                                                        3,741,281            3,520,542
   Sales tax payable                                                         529,852              442,297
   Accrued payroll                                                           873,765              775,012
   Accrued payroll taxes                                                      23,258              242,134
   Accrued income taxes                                                    2,155,170            1,009,592
   Lease obligation for closed store                                         158,342              263,924
   Other accrued liabilities                                               1,065,734              777,504
                                                                 ------------------------------------------
Total current liabilities                                                  8,547,402            7,449,113


Notes payable                                                             10,350,000           11,561,892
Deferred revenue                                                             103,875              129,549

Stockholders' equity:
   Preferred stock, $.10 par value, 2,000,000 shares
     authorized; none issued                                                       -                    -
   Common stock, $.01 par value; 20,000,000 shares authorized;
     8,665,611 shares issued and
     outstanding (8,741,411 at December 26, 2000)                             86,656               87,414
   Additional paid-in capital                                             17,134,953           17,301,511
   Retained earnings                                                       6,927,273            3,598,121
                                                                 ------------------------------------------
Total stockholders' equity                                                24,148,882           20,987,046
                                                                 ------------------------------------------

Commitments

Total liabilities and stockholders' equity                             $  43,150,159        $  40,127,600
                                                                 ==========================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              TOTAL ENTERTAINMENT RESTAURANT CORP.
                                CONSOLIDATED STATEMENTS OF INCOME


                                                                      YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 25, 2001    DECEMBER 26, 2000   DECEMBER 28, 1999
                                                                 --------------------------------------------------------------
Sales:
Food and beverage                                                      $64,504,884          $50,837,163         $50,525,221
Entertainment and other                                                  6,447,603            5,152,660           5,404,628
                                                                 --------------------------------------------------------------
   Total net sales                                                      70,952,487           55,989,823          55,929,849

Cost and expenses:
   Cost of sales                                                        19,213,441           14,789,948          15,349,274
   Entertainment and restaurant operating expenses                      35,741,386           28,394,610          28,631,590
   Depreciation and amortization                                         3,706,054            3,592,299           3,697,083
   Preopening costs                                                      1,217,455              500,739             487,475
   Provision for asset impairment and store closing                        575,098            2,361,840           1,086,785
                                                                 --------------------------------------------------------------
Entertainment and restaurant costs and expenses                         60,453,434           49,639,436          49,252,207
                                                                 --------------------------------------------------------------
Entertainment and restaurant operating income                           10,499,053            6,350,387           6,677,642

General and administrative expenses:
   Related parties                                                               -                    -              60,563
   Other                                                                 3,990,827            3,768,774           3,839,623
Goodwill amortization                                                      244,163              244,163             244,163
                                                                 --------------------------------------------------------------
Income from operations                                                   6,264,063            2,337,450           2,533,293
Other income (expense):
   Loss on disposal of assets                                             (133,825)             (66,902)           (123,648)
   Other income (principally interest income)                                1,484                  404                 126
    Interest expense                                                      (864,375)          (1,080,919)         (1,174,739)
                                                                 --------------------------------------------------------------
Income before provision for income taxes                                 5,267,347            1,190,033           1,235,032
Provision for income taxes                                               1,938,195              341,646             418,211
                                                                 --------------------------------------------------------------
Income before cumulative effect of a
   change in accounting principle                                        3,329,152              848,387             816,821
Cumulative effect of a change in accounting principle                            -                    -          (1,127,536)
                                                                 --------------------------------------------------------------
Net income (loss)                                                     $  3,329,152       $      848,387      $     (310,715)
                                                                 ==============================================================

Basic and diluted earnings (loss) per share:
Earnings before cumulative effect of a
   change in accounting principle                                     $      0.38        $        0.09       $         0.08
Cumulative effect of a change in accounting principle                           -                    -                (0.11)
                                                                 --------------------------------------------------------------
Basic and diluted earnings (loss) per share                           $      0.38        $        0.09       $        (0.03)
                                                                 ==============================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               COMMON STOCK
                                                      -------------------------------  ADDITIONAL
                                                                                         PAID-IN         RETAINED
                                                           NUMBER         AMOUNT         CAPITAL         EARNINGS         TOTAL
                                                      ------------------------------------------------------------------------------
Balance at December 29, 1998                              10,415,000     $104,150      $20,571,178      $3,060,449      $23,735,777
   Purchase and retirement of shares of common stock        (733,729)      (7,337)      (1,185,949)              -       (1,193,286)
   Net loss                                                        -            -                -        (310,715)        (310,715)
                                                      ------------------------------------------------------------------------------
Balance at December 28, 1999                               9,681,271       96,813       19,385,229       2,749,734       22,231,776
   Purchase and retirement of shares of common stock        (939,860)      (9,399)      (2,083,718)              -       (2,093,117)
   Net income                                                      -            -                -         848,387          848,387
                                                      ------------------------------------------------------------------------------
Balance at December 26, 2000                               8,741,411       87,414       17,301,511       3,598,121       20,987,046
   Purchase and retirement of shares of common stock         (75,800)        (758)        (166,558)              -         (167,316)
   Net income                                                      -            -                -       3,329,152        3,329,152
                                                      ------------------------------------------------------------------------------
Balance at December 25, 2001                               8,665,611    $  86,656      $17,134,953      $6,927,273      $24,148,882
                                                      ==============================================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              TOTAL ENTERTAINMENT RESTAURANT CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                         DECEMBER 25,       DECEMBER 26,       DECEMBER 28,
                                                                             2001               2000               1999
                                                                     ----------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                    $    3,329,152     $      848,387     $     (310,715)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Cumulative effect of a change in accounting
          principle                                                                  -                  -          1,127,536
       Write off of property and equipment related
          to asset impairment and store closure                                575,098          2,361,840            692,746
       Loss on disposal of assets                                              133,825             66,902            123,648
       Depreciation                                                          3,725,337          3,611,878          3,725,240
       Amortization                                                            272,952            269,413            287,744
       Deferred taxes                                                           14,428           (593,759)          (286,212)
       Net change in operating assets and liabilities:
         Inventories                                                          (201,661)           (55,819)          (118,470)
         Other current assets                                                   (7,373)          (143,955)           227,108
         Other assets                                                         (229,453)          (122,368)            14,514
         Accounts payable                                                    1,505,297            934,011         (2,005,717)
         Accounts payable - affiliates                                               -                  -            (11,451)
         Accrued liabilities                                                 1,401,240             70,639            927,396
         Deferred revenue                                                      (25,674)           (11,220)           140,769
         Lease obligation for closed store                                    (105,582)          (104,552)           368,476
                                                                     ----------------------------------------------------------
Net cash provided by operating activities                                   10,387,586          7,131,397          4,902,612

INVESTING ACTIVITIES
   Purchases of property and equipment                                      (9,540,231)        (3,005,492)        (4,694,718)
   Proceeds from disposal of assets                                             51,850             76,349             10,000
                                                                     ----------------------------------------------------------
Net cash used in investing activities                                       (9,488,381)        (2,929,143)        (4,684,718)

FINANCING ACTIVITIES
   Proceeds from revolving note payable to bank                             41,945,000         38,480,000         41,200,000
   Payments of revolving note payable to bank                              (43,575,000)       (40,895,000)       (38,620,000)
   Purchase of common stock                                                   (167,316)        (2,093,117)        (1,193,286)
                                                                     ----------------------------------------------------------
Net cash (used in) provided by financing activities                         (1,797,316)        (4,508,117)         1,386,714




Net (decrease) increase in cash and cash equivalents                          (898,111)          (305,863)         1,604,608
Cash and cash equivalents at beginning of year                               2,244,606          2,550,469            945,861
                                                                     ----------------------------------------------------------
Cash and cash equivalents at end of year                                 $   1,346,495      $   2,244,606     $    2,550,469
                                                                     ==========================================================


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                                          YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                         DECEMBER 25,       DECEMBER 26,       DECEMBER 28,
                                                                             2001               2000               1999
                                                                     ----------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                     $   885,206      $   1,208,313      $   1,171,349
Cash paid for income taxes                                                     778,189            802,650            190,668

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY
Additions to property and equipment in accounts
   payable at year end                                                     $   261,525      $   1,546,083      $           -





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

o   BACKGROUND

Total Entertainment Restaurant Corp. (the Company) owns and operates a chain of entertainment and restaurant locations under the Fox and Hound English Pub & Grille and Fox and Hound Smokehouse & Tavern (Fox & Hound), Bailey's Sports Grille, Bailey's Pub & Grille, and Bailey's Smokehouse & Tavern (Bailey's) brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full service bar, state-of-the-art audio and video systems for sports entertainment, traditional games of skill such as pocket billiards and late-night dining alternatives in a single location. The Company's entertainment restaurant locations appeal to a broad range of guests who can participate in one or more aspects of the Company's total entertainment restaurant experience. Fox & Hound and Bailey's encompass the Company's multi-dimensional concept and serve both larger urban and smaller regional markets. As of December 25, 2001, the Company owned and operated 29 Fox & Hounds and 14 Bailey's in Alabama, Arkansas, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. The Company operates in one business segment.

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

o   IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fair value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. A provision for impairment amounting to $575,098 and $2,361,840 has been recorded for the years ended December 25, 2001 and December 26, 2000, respectively.

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

o   ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended December 25, 2001, December 26, 2000, and December 28, 1999 were $536,342, $696,364, and $622,555, respectively.

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

o   USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

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

3. REVOLVING NOTE PAYABLE

On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past fifty-two weeks. The note is secured by substantially all assets of the Company. The note restricts the ability of the Company to pay dividends. The Facility requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 1/2% below the prime rate as published in THE WALL STREET JOURNAL (4.50% and 9.00% at December 25, 2001 and December 26, 2000, respectively). Proceeds from the Facility were used for restaurant development and acquisition of treasury stock. As of December 25, 2001 and December 26, 2000, the Company had borrowed $10,350,000 and $11,980,000, respectively, under the Facility. The Company had additional borrowings available at December 25, 2001 under the Facility of $9,650,000.

The following represents future maturities of the note:

                            2002                           $         -
                            2003                               395,147
                            2004                             2,434,019
                            2005                             2,545,838
                            2006                             2,662,793
                            Thereafter                       2,312,203
                                                        -----------------
                            Total                          $10,350,000
                                                        =================

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 4.1% to 5.3%; no dividend yields; volatility factor ranging from 0.281 to 0.800; and a weighted-average expected life of the option of 5 years.

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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:


                                                 DECEMBER 25,       DECEMBER 26,       DECEMBER 28,
                                                     2001               2000               1999
                                               ------------------ ------------------ -----------------
     Pro forma net income (loss)                    $2,979,754           $645,479        $(524,264)
     Pro forma earnings (loss) per
        share--basic and diluted                         $0.34              $0.07           $(0.05)
     Weighted  average  fair value of options
       granted during the year                           $1.24              $1.23            $3.05

A summary of the Company's stock option activity and related information for the years ended December 25, 2001, December 26, 2000, and December 28, 1999 follows:


                                DECEMBER 25, 2001          DECEMBER 26, 2000         DECEMBER 28, 1999
                             ------------------------- -------------------------- ------------------------
                              WEIGHTED                  WEIGHTED                   WEIGHTED
                               AVERAGE                   AVERAGE                    AVERAGE
                              EXERCISE                  EXERCISE                   EXERCISE
                               PRICE       OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS
                             ----------- ------------- ----------- -------------- ----------- ------------
Outstanding beginning           $ 5.60      980,069       $ 5.57     1,180,903       $ 7.19    1,129,401
  of year
     Granted                      2.49      278,000         1.92        58,000         4.02      638,292
     Exercised                     -              -          -               -          -              -
     Canceled                    (3.71)    (114,724)       (4.45)     (258,834)       (6.05)    (586,790)
                                         -------------             --------------             ------------
Outstanding end of year         $ 5.10    1,143,345       $ 5.60       980,069       $ 5.57    1,180,903
                                         =============             ==============             ============

As of December 25, 2001, the Company's outstanding options have a weighted average remaining contract life of 6.6 years and exercise prices ranging from $1.63 to $9.00. There were 546,379 options exercisable at December 25, 2001 and 417,113 options exercisable at December 26, 2000.

For options outstanding as of December 25, 2001, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:


                                              OPTIONS OUTSTANDING
               ---------------------------------------------------------------------------------
                                         Number               Weighted-             Weighted-
                                     Outstanding at            Average               Average
                  Range of            December 25,            Exercise              Remaining
                   Prices                 2001                  Price             Contract Life
               ---------------------------------------------------------------------------------
               $1.63 to $4.00            695,248                3.04               7.40 years
               $4.13 to $5.25             65,175                4.39               5.39 years
               $7.00 to $9.00            382,922                8.96               5.32 years
                                         -------
                    Total              1,143,345                5.10               6.59 years


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. STOCK OPTIONS (CONTINUED)

The number of shares and weighted-average exercise price of options exercisable at December 25, 2001 are as follows:


                                   OPTIONS EXERCISABLE
               ----------------------------------------------------------
                                         Number               Weighted-
                                     Exercisable at            Average
                  Range of            December 25,            Exercise
                   PRICES                 2001                  PRICE
               ----------------------------------------------------------
               $1.63 to $4.00            176,771                3.35
               $4.13 to $5.25             30,036                4.41
               $7.00 to $9.00            339,572                8.98
                                         -------
                    Total                546,379                6.91

5. RELATED PARTY TRANSACTIONS

The Company utilized an affiliate to provide certain accounting, computer, and administrative services during 1999. The Company incurred fees of $60,563 related to these services for the year ended December 28, 1999.

6. LEASES

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 2002 and 2017. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. Total rental expense for the years ended December 25, 2001, December 26, 2000, and December 28, 1999 was $3,898,642, $3,246,774, and
$3,196,886, respectively, of which $267,686, $243,409, and $241,892, respectively, was paid to a related party. Contingent rentals for the year ended December 25, 2001 were $10,107. There were no contingent rentals during 2000 or 1999.

The following presents the future minimum lease payments under noncancelable operating leases with initial terms in excess of one year for each of the next five years and thereafter as of December 25, 2001:

                          2002                             $4,950,171
                          2003                              4,648,272
                          2004                              2,929,736
                          2005                              2,713,873
                          2006                              2,368,964
                          Thereafter                       11,647,782
                                                        ----------------
                          Total                          $ 29,258,798
                                                        ================

It is expected in the normal course of business that leases will be renewed as they expire.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           2001               2000              1999
                                                    ------------------- ----------------- ------------------
NUMERATOR
Net income (loss)                                         $3,329             $ 848            $ (311)
                                                    =================== ================= ==================

DENOMINATOR
  Denominator for basic earnings (loss)
     per share - weighted-average shares                   8,670             9,323             10,348

Effect of dilutive securities:
  Employee stock options                                      24                 6                  4
                                                    ------------------- ----------------- ------------------

Dilutive potential common shares
  Denominator for diluted earnings (loss) per
     share - adjusted weighted-average shares and
     assumed conversions                                   8,694             9,329             10,352
                                                    =================== ================= ==================
Basic earnings (loss) per common share                    $ 0.38            $ 0.09           $ (0.03)
                                                    =================== ================= ==================
Diluted earnings (loss) per common share                  $ 0.38            $ 0.09           $ (0.03)
                                                    =================== ================= ==================

8. INCOME TAXES

The Company's provision for income taxes consists of the following:


                                                   DECEMBER 25,       DECEMBER 26,       DECEMBER 28,
                                                      2001               2000                1999
                                               ---------------------------------------------------------
     Current:
         Federal                                  $ 1,427,641         $  786,663          $ 534,938
         State                                        496,126            148,742             49,953
                                               ---------------------------------------------------------
     Total Current                                  1,923,767            935,405            584,891
     Deferred:
         Federal                                       11,951           (546,984)          (777,401)
         State                                          2,477            (46,775)           (51,483)
                                               ---------------------------------------------------------
     Total Deferred                                    14,428           (593,759)          (828,884)
                                               ---------------------------------------------------------
     Total income tax expense (benefit)           $ 1,938,195          $ 341,646        $  (243,993)
                                               =========================================================

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 25, 2001 and December 26, 2000 are as follows:

                                                            DECEMBER 25,       DECEMBER 26,
                                                                2001               2000
                                                         ------------------- ------------------
  Deferred tax assets:
     Preopening and organization costs                        $ 545,788          $ 527,423
     Store closure costs                                        289,370            387,452
     Asset impairment costs                                   1,023,695            956,545
     Deferred revenue                                            33,847             52,467
     State income taxes                                         211,486             47,003
     Vacation                                                    39,809             43,403
     Federal tax credit carryovers                              426,764            913,641
     Other                                                        2,101              3,253
                                                         ------------------- ------------------
     Total deferred tax assets                                2,572,860          2,931,187
                                                         ------------------- ------------------

  Deferred tax liabilities:
     Property and equipment                                   1,209,568          1,486,054
     Goodwill                                                   154,621            167,442
     Other                                                        2,054             56,646
                                                         ------------------- ------------------
  Total deferred tax liabilities                              1,366,243          1,710,142
                                                         ------------------- ------------------
  Net deferred tax asset                                     $1,206,617         $1,221,045
                                                         =================== ==================

The federal tax credit carryovers consist of credits for social security taxes paid on tips in excess of minimum wage of $171,242 and $658,119 at December 25, 2001 and December 26, 2000, respectively, which expire in 2021 and credits for alternative minimum tax of $255,522 and $255,522 at December 25, 2001 and December 26, 2000, respectively, which have no expiration date. A valuation allowance for deferred tax assets was not considered necessary at December 25, 2001.

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

                                                DECEMBER 25,         DECEMBER 26,          DECEMBER 28,
                                                    2001                 2000                  1999
                                            ---------------------------------------------------------------
                                              AMOUNT     RATE     AMOUNT      RATE      AMOUNT     RATE
                                            ---------- -------- ------------ -------- ----------- ---------
Income tax (benefit) expense at federal
      statutory rate                        $1,790,898   34.0%  $   404,611     34.0% $ (188,601)    34.0%

State income taxes, net of
  federal (provision) benefit                  281,307    5.3        41,199      3.5     (15,217)     2.7
Tax credits                                   (200,227)  (3.8)     (177,591)   (14.9)   (126,615)    22.8
Other items, net                                66,217    1.3        73,427      6.1                (15.5)
                                                                                          86,440
                                            ---------- -------- ------------ -------- ----------- ---------
Actual income tax expense (benefit)         $1,938,195   36.8%  $   341,646     28.7% $ (243,993)    44.0%
                                            ========== ======== ============ ======== =========== =========

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents, certain payables, and debt instruments, approximates its fair value.

10. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2001 and 2000:


                                            1st              2nd               3rd              4th
                                          Quarter          Quarter            Quarter          Quarter
                                        (12 weeks)        (12 weeks)        (12 weeks)       (16 weeks)
                                       ------------------------------------------------------------------
   2001
   Net sales                            $16,437,017       $14,725,028      $14,550,685       $25,239,757
   Entertainment and restaurant
       operating income (a)               3,073,406         1,789,149        1,508,109         4,128,389
   Net income (a)                         1,191,209           362,051          219,984         1,555,908
   Basic and diluted earnings
       per share                               0.14              0.04             0.03              0.18

   (a) The fourth quarter of fiscal 2001 includes a charge to earnings of $575,098 ($354,430 net of income tax) related to the provision for asset impairment in the quarter.

                                            1st               2nd               3rd              4th
                                          Quarter          Quarter            Quarter          Quarter
                                        (12 weeks)        (12 weeks)        (12 weeks)       (16 weeks)
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

The plaintiffs alleged that the Company and the other defendants willfully and in bad faith failed to pay the defendants overtime pay for hours worked in excess of forty hours per week in

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


violation of the provisions of the Fair Labor Standards Act. The plaintiffs' complaint seeks (1) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (2) an accounting of compensation to which the defendants are owed, (3) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (4) attorneys' fees and costs. Defendants including the Company have filed their answer to the plaintiffs' complaint. The court has not yet entered its order establishing this case as a collective action. On June 27, 2001, the Magistrate Judge held an initial pre-trial conference and entered orders establishing deadlines in this action. A settlement conference is scheduled for June 27, 2002 and a five-day trial is scheduled for March 3, 2003.

Although it is not possible at this time for the Company to evaluate the merits of this claim, nor their likelihood of success, management of the Company is of the opinion that any resulting liability should not have a material adverse effect on the Company's financial statements.

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

On December 29, 2000, the Company through its trademark counsel filed an answer to R&A Bailey & Company's notice of opposition, denying its allegations. On February 16, 2001, the Company filed a Stipulated Motion to Extend Answer to Petition in response to the petition to cancel by R&A Bailey & Company. The actions have been suspended by the Trademark Trial & Appeal Board to allow the parties time to negotiate for possible settlement of these pending actions. The Company is actively pursuing settlement, and is of the opinion that any resulting liability should not have a material adverse effect on the Company's financial statements.

NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. In addition, SFAS No. 142 requires the Company to perform an assessment of whether its recorded goodwill is impaired as of the date of adoption. SFAS No. 142 is effective for the Company's fiscal year 2002. The Company currently records annual goodwill amortization of approximately $244,000.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Management believes that the adoption of SFAS No. 144 will not have a significant impact on the financial statements.