Form 10-Q
period 2002-03-19
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2002-05-03
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                          Commission file number
        MARCH 19, 2002                                          000-22753
        --------------                                          ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                          52-2016614
             --------                                          ----------
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

           CLASS                                  Outstanding at April 26, 2002
          ------
COMMON STOCK, $.01 PAR VALUE                             8,837,493 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                        PAGE
                                                                       NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEETS AT
     MARCH 19, 2002 AND DECEMBER 25, 2001                                2

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWELVE WEEKS ENDED
     MARCH 19, 2002 AND MARCH 20, 2001                                   3

     CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS FOR THE TWELVE WEEKS ENDED
     MARCH 19, 2002 AND MARCH 20, 2001                                   4

     NOTES TO CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS                                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                               7

ITEM 3.  QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK                                      11

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                          12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               12

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    March 19, 2002         December 25, 2001
                                                                 --------------------    --------------------
                         ASSETS
Current assets:
  Cash and cash equivalents                                           $   909,915             $ 1,346,495
  Inventories                                                           1,363,211               1,230,636
  Deferred income taxes                                                   238,770                 223,742
  Other current assets                                                  1,238,077                 586,967
                                                                      -----------             -----------
     Total current assets                                               3,749,973               3,387,840

Property and equipment:
  Land                                                                    600,000                 600,000
  Buildings                                                               670,629                 670,629
  Leasehold improvements                                               28,938,323              26,336,678
  Equipment                                                            16,993,556              15,284,124
  Furniture and fixtures                                                4,329,688               3,890,170
                                                                      -----------             -----------
                                                                       51,532,196              46,781,601
  Less accumulated depreciation and amortization                       13,240,026              12,249,339
                                                                      -----------             -----------
                                                                       38,292,170              34,532,262

Other assets:
  Goodwill, net of accumulated amortization                             3,661,134               3,661,134
  Deferred income taxes                                                   945,897                 982,875
  Other assets                                                            664,012                 586,048
                                                                      -----------             -----------
Total Other Assets                                                      5,271,043               5,230,057
                                                                      -----------             -----------

        Total assets                                                  $47,313,186             $43,150,159
                                                                      ===========             ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $ 3,279,294             $ 3,741,281
  Sales tax payable                                                       863,131                 529,852
  Accrued payroll                                                         740,973                 873,765
  Accrued payroll taxes                                                   464,520                  23,258
  Accrued income taxes                                                  1,490,086               2,155,170
  Lease obligation for closed store                                       131,946                 158,342
  Other accrued liabilities                                             1,374,939               1,065,734
                                                                      -----------             -----------
        Total current liabilities                                       8,344,889               8,547,402


                                                                       12,825,000              10,350,000
                                                                           96,952                 103,875
Stockholders' equity:
  Preferred stock                                                               -                       -
  Common stock                                                             86,656                  86,656
  Additional paid-in capital                                           17,134,953              17,134,953
  Retained earnings                                                     8,824,736               6,927,273
                                                                      -----------             -----------
        Total stockholders' equity                                     26,046,345              24,148,882
                                                                      -----------             -----------

        Total liabilities and stockholders' equity                    $47,313,186             $43,150,159
                                                                      ===========             ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Twelve weeks             Twelve weeks
                                                                 ended                    ended
                                                            March 19, 2002           March 20, 2001
                                                          ------------------       ------------------
Sales:
    Food and beverage                                         $20,117,978              $14,906,505
    Entertainment and other                                     1,986,217                1,530,512
                                                             ------------             ------------
       Total net sales                                         22,104,195               16,437,017
Costs and expenses:
    Costs of sales                                              5,803,724                4,450,827
    Entertainment and restaurant operating expenses            10,555,263                8,024,978
    Depreciation and amortization                               1,009,618                  816,399
    Preopening costs                                              490,641                   71,407
                                                             ------------             ------------
Entertainment and restaurant costs and expenses                17,859,246               13,363,611
                                                             ------------             ------------
Entertainment and restaurant operating income                   4,244,949                3,073,406
General and administrative expenses                             1,155,265                  866,848
Goodwill amortization                                                   -                   56,345
                                                             ------------             ------------
Income from operations                                          3,089,684                2,150,213

Other income (expense):
    Loss on disposal of assets                                    (18,239)                 (23,290)
    Other income, principally interest                                  6                       40
    Interest expense                                             (106,665)                (254,639)
                                                             ------------             ------------
Income before provision for income taxes                        2,964,786                1,872,324
Provision for income taxes                                      1,067,323                  681,115
                                                             ------------             ------------
Net income                                                    $ 1,897,463              $ 1,191,209
                                                             ============             ============

Basic earnings per share                                      $      0.22              $      0.14
                                                             ============             ============

Diluted earnings per share                                    $      0.21              $      0.14
                                                             ============             ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Twelve weeks              Twelve weeks
                                                                                  ended                      ended
                                                                              March 19, 2002            March 20, 2001
                                                                            ------------------        ------------------
Cash flows from operating activities:
   Net income                                                                  $ 1,897,463                 $ 1,191,209
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                                   18,239                      23,290
       Depreciation and amortization                                             1,024,193                     885,037
       Deferred income taxes                                                        21,950                      39,669
       Net change in operating assets and liabilities:
           Change in operating assets                                             (870,521)                   (360,593)
           Change in operating liabilities                                        (332,899)                   (256,301)
                                                                               -----------                 -----------
           Net cash provided by operating activities                             1,758,425                   1,522,311

Cash flows from investing activities:
   Purchases of property and equipment                                          (4,676,400)                 (2,186,493)
   Proceeds from disposal of assets                                                  6,395                       8,000
                                                                               -----------                 -----------
           Net cash used in investing activities                                (4,670,005)                 (2,178,493)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                                  7,860,000                  13,500,000
   Payments of revolving note payable to bank                                   (5,385,000)                (11,865,000)
   Purchases of common stock                                                             -                    (167,316)
                                                                               -----------                 -----------
           Net cash provided by financing activities                             2,475,000                   1,467,684
                                                                               -----------                 -----------

           Net (decrease) increase in cash and cash equivalents                   (436,580)                    811,502

Cash and cash equivalents at beginning of period                                 1,346,495                   2,244,606
                                                                               -----------                 -----------
Cash and cash equivalents at end of period                                       $ 909,915                 $ 3,056,108
                                                                               ===========                 ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                         $   114,717                 $   273,420
Cash paid for income taxes                                                       1,710,457                     740,547

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
   payable                                                                         123,463                   1,087,173

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2001 Form 10-K. The results of the twelve weeks ended March 19, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

2.   STOCK OPTIONS

     During the twelve week period ended March 19, 2002, the Company granted to certain non-employee Directors stock options for 60,000 shares of Common Stock at an exercise price of $5.00 per share pursuant to its 1997 Directors Stock Option Plan.

3.   EARNINGS PER SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 19, 2002 and March 20, 2001 were 8,665,611 and 8,682,868, respectively.

     For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 19, 2002 and March 20, 2001 were 9,025,477 and 8,698,594, respectively.

4.    GOODWILL

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective December 26, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill shall not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment through a comparison of fair value to its carrying value. No impairment losses were recorded upon the initial adoption of SFAS No. 142.

      The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:

                                                 Twelve Weeks     Twelve Weeks
                                                    Ended            Ended
                                                March 19, 2002   March 20, 2001
                                                --------------   --------------

Net income, as reported                           $1,897,463         $1,191,209
Goodwill amortization (net of income taxes)                0             42,135
                                                  ----------         ----------
Net income, as adjusted                           $1,897,463         $1,233,344

Basic earnings per share, as reported             $      .22         $      .14
Goodwill amortization (net of income taxes)               --                 --
                                                  ----------         ----------

Basic earnings per share, as adjusted             $      .22         $      .14
                                                  ==========         ==========

Diluted earnings per share, as reported           $      .21         $      .14
Goodwill amortization (net of income taxes)               --                 --
                                                  ----------         ----------


Diluted earnings per share, as adjusted           $      .21         $      .14
                                                  ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      As of March 19, 2002, the Company owned and operated 47 entertainment and restaurant locations under the Fox and Hound Smokehouse & Tavern and Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's entertainment restaurant locations combine a comfortable and inviting social gathering place, full menu and full-service bar, state-of-the-art audio and video systems for sports and music entertainment, traditional games of skill such as pocket billiards and a late-night dining alternative, all in a single location. As of March 19, 2002, the Company owned and operated 33 Fox and Hound units and 14 Bailey's units located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of March 20, 2001, the Company owned and operated 25 Fox and Hound units and 13 Bailey's units.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other. For the twelve weeks ended March 19, 2002, food and non-alcoholic beverages were 31.9% of total sales, alcoholic beverages were 59.1% of total sales and entertainment and other were 9.0% of total sales. For the twelve weeks ended March 20, 2001, food and non-alcoholic beverages were 31.1% of total sales, alcoholic beverages were 59.6% of total sales and entertainment and other were 9.3% of total sales.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data:


                                                                         TWELVE WEEKS ENDED(1)
                                                                       MARCH 19,         MARCH 20,
                                                                         2002              2001
                                                                       --------         ---------
OPERATING STATEMENT DATA:
     Net sales.........................................................  100.0%            100.0%
     Costs and expenses:
         Costs of sales................................................   26.3              27.1
         Entertainment and restaurant operating expenses...............   47.7              48.8
         Depreciation and amortization.................................    4.6               5.0
         Preopening costs..............................................    2.2               0.4
                                                                       -------            ------

             Entertainment and restaurant costs and expenses...........   80.8              81.3
                                                                       -------            ------

     Entertainment and restaurant operating income.....................   19.2              18.7
     General and administrative expenses...............................    5.2               5.3
     Goodwill amortization.............................................     --               0.3
                                                                       -------            ------
     Income from operations............................................   14.0              13.1
     Loss on disposal of assets........................................   (0.1)             (0.1)
     Interest expense..................................................   (0.5)             (1.6)
                                                                       -------            ------

     Income before provision for income taxes..........................   13.4              11.4
     Provision for income tax expense..................................    4.8               4.2
                                                                       -------            ------


     Net income........................................................    8.6%              7.2%
                                                                       =======            ======

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location (2).................. $2,131            $1,874
     Number of restaurants at end of the period........................     47                38

(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) Annualized average weekly sales per location are computed by dividing net sales for weeks open during the period by the number of weeks open and multiplying the result by fifty-two.

TWELVE WEEKS ENDED MARCH 19, 2002 COMPARED TO TWELVE WEEKS ENDED MARCH 20, 2001

      Net sales increased $5,667,000 (34.5%) for the twelve weeks ended March 19, 2002 to $22,104,000 from $16,437,000 for the twelve weeks ended March 20, 2001. This increase is due to an 18.3% increase in store weeks as a result of 9 units added since March 20, 2001 and a 13.7% increase in average unit volumes. Same store sales for units open more than 18 months increased 9.3% for the quarter.

      Costs of sales, primarily food and beverages, increased $1,353,000 (30.4%) for the twelve weeks ended March 19, 2002 to $5,804,000 from $4,451,000 in the twelve weeks ended March 20, 2001, and decreased as a percentage of sales to 26.3% from 27.1%. This decrease as a percentage of sales is principally attributable to lower food costs associated with a new menu implemented in the fourth quarter of 2001.

      Entertainment and restaurant operating expenses increased $2,530,000 (31.5%) for the twelve weeks ended March 19, 2002 to $10,555,000 from $8,025,000 in the twelve weeks ended March

20, 2001, and decreased as a percentage of net sales to 47.7% from 48.8%. This decrease is attributable to leveraging fixed costs against higher average unit volumes.

      Depreciation and amortization increased $193,000 (23.7%) for the twelve weeks ended March 19, 2002 to $1,010,000 from $816,000 in the twelve weeks ended March 20, 2001, and decreased as a percentage of sales to 4.6% from 5.0%. This increase in expense is due to depreciation on units added since March 20, 2001.

      Preopening costs increased $420,000 for the twelve weeks ended March 19, 2002 to $491,000 from $71,000 in the twelve weeks ended March 20, 2001 and increased as a percentage of net sales to 2.2% from 0.4%. This increase is attributable to the costs incurred for four units which opened during the quarter and units which have yet to open.

      General and administrative expenses increased $288,000 (33.3%) for the twelve weeks ended March 19, 2002 to $1,155,000 from $867,000 in the twelve weeks ended March 20, 2001, and decreased as a percentage of sales to 5.2% from 5.3%. This increase is due to an increase in corporate infrastucture necessary for executing the Company's development plans.

      Loss on disposal of assets was $18,000 for the twelve weeks ended March 19, 2002 and $23,000 for the twelve weeks ended March 20, 2001. The losses reflect the disposal of certain video games in both years.

      Interest expense was $107,000 for the twelve weeks ended March 19, 2002 and $255,000 for the twelve weeks ended March 20, 2001. This decrease is due to both a lower interest rate and lower average balance applicable to the revolving note payable in the current year compared with the prior year.

      The effective income tax rate was 36.0% for the twelve weeks ended March 19, 2002 and 36.4% for the twelve weeks ended March 20, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

      As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital decreased $565,000 to $4,595,000 as of March 19, 2002 from $5,160,000 as of December 25, 2001. This decrease is attributable primarily to a decrease in accrued income taxes as a result of federal and state income tax payments made during the twelve weeks ended March 19, 2002. Cash decreased $437,000 at March 19, 2002 compared to the balance at December 25, 2001. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Facility") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks. The Facility requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Facility are being used for restaurant development. As of March 19, 2002 the Company had borrowed $12,825,000 under the Facility. The Company is in compliance with all debt covenants.

      Cash flows from operations were $1,758,000 in the twelve weeks ended March 19, 2002 compared to $1,522,000 in the twelve weeks ended March 20, 2001. Purchases of property and equipment were $4,676,000 in the twelve weeks ended March 19, 2002 compared to $2,186,000 in the twelve weeks ended March 20, 2001. Net advances of the revolving note payable to bank was $2,475,000 for the twelve week period ending March 19, 2002 compared to $1,635,000 for the twelve week period ending March 20, 2001. At March 19, 2002, the Company had $910,000 in cash and cash equivalents.

      The Company intends to open ten to twelve new locations in 2002 and between seven and ten locations in 2003. Five units have been opened in fiscal 2002, two units are currently under construction and an additional four leases have been executed. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $12.0 to $15.0 million to open new locations over the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

      The Company's Facility has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 4.27% for the twelve weeks ended March 19, 2002. The interest rate at March 19, 2002 was 4.25%. The following table presents the quantitative interest rate risks at March 19, 2002:


                                                          Principal Amount by Expected Maturity
                                      ----------------------------------------------------------------------
                                                                     (In thousands)
                                                                                                              Fair
                                                                                    There-                   Value
     (dollars in thousands)       2002      2003      2004     2005      2006        after       Total     3/19/02
     ----------------------       ----      ----      ----     ----      ----        -----       -----     -------

     Variable rate debt              -      $492    $3,027   $3,158    $3,295      $2,853      $12,825     $12,825
     Average Interest Rate--
       1/2% below prime              -      4.25%     4.25%    4.25%     4.25%       4.25%

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD

(c) The following unregistered securities were issued by the Company during the twelve weeks ended March 19, 2002:


                                                                   Number of Shares
                                      Description of              Sold/Issued/Subject         Offering/Exercise
      Date of Sale/issuance          Securities Issued          to Options or Warrants         Price Per Share
      ---------------------          -----------------          ----------------------         ---------------
      January 4, 2002              Common Stock Options                 60,000                     $ 5.000

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

                                            TOTAL ENTERTAINMENT RESTAURANT CORP.
                                            (Registrant)

      Date    May 3, 2002                   /s/ James K. Zielke
          --------------------              ------------------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)