Form 10-Q
period 2002-06-11
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2002-07-26
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                           Commission file number
        June 11, 2002                                           000-22753
        -------------                                           ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                               52-2016614
         --------                                               ----------
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

        CLASS                                  Outstanding at July 24, 2002
COMMON STOCK, $.01 PAR VALUE                          10,219,493 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
PART I.   FINANCIAL INFORMATION                                         ------

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEETS AT
     JUNE 11, 2002 AND DECEMBER 25, 2001                                  2

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWELVE WEEKS ENDED
     JUNE 11, 2002 AND JUNE 12, 2001                                      3

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 11, 2002 AND JUNE 12, 2001                                      4

     CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 11, 2002 AND JUNE 12, 2001                                      5

     NOTES TO CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS                                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                8

ITEM 3.  QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK                                       14

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               14

ITEM 2.  CHANGES IN SECURITIES                                           15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS                 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                17

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 June 11, 2002         December 25, 2001
                                                               -----------------      ------------------
                  ASSETS
Current assets:
    Cash and cash equivalents                                        $   729,407             $ 1,346,495
    Inventories                                                        1,355,810               1,230,636
    Deferred income taxes                                                228,663                 223,742
    Other current assets                                               1,263,500                 586,967
                                                                     -----------             -----------
       Total current assets                                            3,577,380               3,387,840

Property and equipment:
    Land                                                                 600,000                 600,000
    Buildings                                                            670,629                 670,629
    Leasehold improvements                                            31,645,717              26,336,678
    Equipment                                                         18,140,469              15,284,124
    Furniture and fixtures                                             4,632,042               3,890,170
                                                                     -----------             -----------
                                                                      55,688,857              46,781,601
    Less accumulated depreciation and amortization                    14,293,417              12,249,339
                                                                     -----------             -----------
                                                                      41,395,440              34,532,262
Other assets:
    Goodwill, net of accumulated amortization                          3,661,134               3,661,134
    Deferred income taxes                                                932,398                 982,875
    Other assets                                                         678,469                 586,048
                                                                     -----------             -----------
Total other assets                                                     5,272,001               5,230,057
                                                                     -----------             -----------
          Total assets                                               $50,244,821             $43,150,159
                                                                     ===========             ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $ 4,035,748             $ 3,741,281
    Sales tax payable                                                    897,326                 529,852
    Accrued payroll                                                      897,409                 873,765
    Accrued payroll taxes                                                463,770                  23,258
    Accrued income taxes                                               1,884,589               2,155,170
    Lease obligation for closed store                                    105,551                 158,342
    Other accrued liabilities                                          1,629,382               1,065,734
                                                                     -----------             -----------
          Total current liabilities                                    9,913,775               8,547,402

Notes payable                                                         11,130,000              10,350,000
Deferred revenue                                                          90,029                 103,875

Stockholders' equity:
    Preferred stock                                                            -                       -
    Common stock                                                          88,695                  86,656
    Additional paid-in capital                                        19,071,958              17,134,953
    Retained earnings                                                  9,950,364               6,927,273
                                                                     -----------             -----------
          Total stockholders' equity                                  29,111,017              24,148,882
                                                                     -----------             -----------
          Total liabilities and stockholders' equity                 $50,244,821             $43,150,159
                                                                     ===========             ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Twelve weeks               Twelve weeks
                                                      ended                     ended
                                                  June 11, 2002             June 12, 2001
                                               -------------------       ------------------
Sales:
    Food and beverage                                  $19,500,517              $13,201,258
    Entertainment and other                              1,908,331                1,341,938
                                                       -----------              -----------
       Total net sales                                  21,408,848               14,543,196
Costs and expenses:
    Costs of sales                                       5,596,385                3,984,438
    Restaurant operating expenses                       11,272,784                7,588,472
    Depreciation and amortization                        1,054,611                  829,641
    Preopening costs                                       361,180                  299,064
                                                       -----------              -----------
Restaurant costs and expenses                           18,284,960               12,701,615
                                                       -----------              -----------
Restaurant operating income                              3,123,888                1,841,581
General and administrative expenses                      1,170,409                  910,645
Goodwill amortization                                            -                   56,345
                                                       -----------              -----------
Income from operations                                   1,953,479                  874,591

Other income (expense):
    Loss on disposal of assets                                   -                  (28,538)
    Other income, principally interest                           4                      154
    Interest expense                                      (118,745)                (223,199)
                                                       -----------              -----------
Income from continuing operations
    before income taxes                                  1,834,738                  623,008
Provision for income taxes                                 689,831                  228,601
                                                       -----------              -----------
Income from continuing operations                        1,144,907                  394,407
Loss from discontinued operations                          (19,279)                 (32,356)
                                                       -----------              -----------
Net income                                             $ 1,125,628              $   362,051
                                                       ===========              ===========

Basic earnings per share:
    Income from continuing operations                  $      0.13              $      0.04
    Loss from discontinued operations                            -                        -
                                                       -----------              -----------
    Basic earnings per share                           $      0.13              $      0.04
                                                       ===========              ===========

Diluted earnings per share
    Income from continuing operations                  $      0.12              $      0.04
    Loss from discontinued operations                            -                        -
                                                       -----------              -----------
    Diluted earnings per share                         $      0.12              $      0.04
                                                       ===========             ============

                            See accompanyong notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Twenty-four weeks        Twenty-four weeks
                                                            ended                   ended
                                                        June 11, 2002           June 12, 2001
                                                     ------------------       ------------------
Sales:
    Food and beverage                                      $ 39,376,430             $ 27,873,344
    Entertainment and other                                   3,857,152                2,827,435
                                                           ------------             ------------
       Total net sales                                       43,233,582               30,700,779
Costs and expenses:
    Costs of sales                                           11,327,872                8,356,361
    Restaurant operating expenses                            21,672,858               15,440,736
    Depreciation and amortization                             2,064,229                1,625,346
    Preopening costs                                            851,821                  370,471
                                                           ------------             ------------
Restaurant costs and expenses                                35,916,780               25,792,914
                                                           ------------             ------------
Restaurant operating income                                   7,316,802                4,907,865
General and administrative expenses                           2,325,674                1,777,493
Goodwill amortization                                                 -                  112,690
                                                           ------------             ------------
Income from operations                                        4,991,128                3,017,682

Other income (expense):
    Loss on disposal of assets                                  (18,239)                 (51,828)
    Other income, principally interest                               10                      194
    Interest expense                                           (225,410)                (477,838)
                                                           ------------             ------------
Income from continuing operations
    before income taxes                                       4,747,489                2,488,210
Provision for income taxes                                    1,737,230                  906,989
                                                           ------------             ------------
Income from continuing operations                             3,010,259             $  1,581,221
Income(loss) from discontinued operations                        12,832                  (27,961)
                                                           ------------             ------------
Net income                                                 $  3,023,091             $  1,553,260
                                                           ============             ============

Basic earnings per share:
    Income from continuing operations                      $       0.35             $       0.18
    Income (loss) from discontinued operations                        -                        -
                                                           ------------             ------------
    Basic earnings per share                               $       0.35             $       0.18
                                                           ============             ============

Diluted earnings per share
    Income from continuing operations                      $       0.33             $       0.18
    Income (loss) from discontinued operations                        -                        -
                                                           ------------             ------------
    Diluted earnings per share                             $       0.33             $       0.18
                                                           ============             ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Twenty-four             Twenty-four
                                                                            weeks ended             weeks ended
                                                                           June 11, 2002           June 12, 2001
                                                                          ---------------         ---------------

  Cash flows from operating activities:
   Net income                                                               $ 3,023,091             $ 1,553,260
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                                15,739                  51,828
       Depreciation and amortization                                          2,093,378               1,803,091
       Deferred income taxes                                                     45,556                  50,286
       Net change in operating assets and liabilities:
           Change in operating assets                                          (911,872)               (433,930)
           Change in operating liabilities                                      702,173              (1,296,589)
                                                                            -----------             -----------
           Net cash provided by operating activities                          4,968,065               1,727,946

  Cash flows from investing activities:
   Purchases of property and equipment                                       (8,069,683)             (2,243,942)
   Proceeds from disposal of assets                                               8,895                  20,100
                                                                            -----------             -----------
           Net cash used in investing activities                             (8,060,788)             (2,223,842)

  Cash flows from financing activities:
   Proceeds from revolving note payable to bank                              12,825,000              25,385,000
   Payments of revolving note payable to bank                               (12,045,000)            (24,115,000)
   Proceeds from exercise of stock options                                    1,695,635                       -
   Purchases of common stock                                                          -                (167,316)
                                                                            -----------             -----------
           Net cash provided by financing activities                          2,475,635               1,102,684
                                                                            -----------             -----------

           Net (decrease) increase in cash and cash equivalents                (617,088)                606,788

  Cash and cash equivalents at beginning of period                            1,346,495               2,244,606
                                                                            -----------             -----------
  Cash and cash equivalents at end of period                                $   729,407             $ 2,851,394
                                                                            ===========             ===========

  Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    $   243,166             $   433,703
  Cash paid for income taxes                                                  1,726,808                 773,993

  Supplemental disclosure of non cash activity:
  Additions to property and equipment in accounts
   payable                                                                  $   893,763             $   135,887
  Tax benefit related to stock options exercised                                243,409                       -


                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

      The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2001 Form 10-K. The results of the twelve weeks ended June 11, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

2.    STOCK OPTIONS

      During the twelve week period ended June 11, 2002, the Company granted to certain key employees stock options for 156,637 shares of Common Stock at a weighted-average exercise price of $8.95 per share and options to purchase 180,722 shares were exercised at a weighted-average exercise price of $8.57 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. Options to purchase 29,000 shares were exercised at a weighted-average exercise price of $5.09 per share pursuant to its 1997 Directors Stock Option Plan.

3.    EARNINGS PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended June 11, 2002 and June 12, 2001 were 8,787,019 and 8,666,111, respectively; the number of weighted average shares outstanding for the twenty-four week periods ended June 11, 2002 and June 12, 2001 were 8,726,315 and 8,674,490, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 11, 2002 and June 12, 2001 were 9,366,333 and 8,693,211, respectively, and for the twenty-four week periods ended June 11, 2002 and June 12, 2001 were 9,180,649 and 8,696,009, respectively.

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

      The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:


                                                   Twelve             Twelve        Twenty-four       Twenty-four
                                                 Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                June 11, 2002     June 12, 2001    June 11, 2002     June 12, 2001
                                                -------------     -------------    -------------     -------------

   Net income, as reported                        $1,125,628        $  362,051       $3,023,091        $1,553,260
   Goodwill amortization (net of income taxes)            --            42,135               --            84,292
                                                  ----------        ----------       ----------        ----------
   Net income, as adjusted                        $1,125,628        $  404,186       $3,023,091        $1,637,552

   Basic earnings per share, as reported          $     0.13        $     0.04       $     0.35        $     0.18
   Goodwill amortization (net of income taxes)            --              0.01               --              0.01
                                                  ----------        ----------       ----------        ----------
   Basic earnings per share, as adjusted          $     0.13        $     0.05       $     0.35        $     0.19
                                                  ==========        ==========       ==========        ==========

   Diluted earnings per share, as reported        $     0.12        $     0.04       $     0.33        $     0.18
   Goodwill amortization (net of income taxes)            --              0.01               --              0.01
                                                  ----------        ----------       ----------        ----------

   Diluted earnings per share, as adjusted        $     0.12        $     0.05       $     0.33        $     0.19
                                                  ==========        ==========       ==========        ==========

5.    NEW ACCOUNTING STANDARDS

      In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 effective December 26, 2001. The Company closed and abandoned one restaurant on March 31, 2002. Pursuant to SFAS No. 144, each restaurant is a component of the entity, and the operations of the closed restaurant can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the Company. Accordingly, the operations of the closed restaurant, net of applicable income tax effect, have been presented as discontinued operations and prior period statements of income have been reclassified accordingly.

6.    LEGAL PROCEEDINGS

      Certain former employees have filed a complaint on their behalf and on the behalf of similarly situated persons alleging the Company violated certain provisions of the Fair Labor Standards Act. It is not possible at this time for the Company to evaluate the merits of this claim, the Company's likelihood of success or the range of potential loss.

7.    SUBSEQUENT EVENT

      On July 24, 2002 the Company issued 1,350,000 shares of stock at $10.50 per share in a public offering of its stock. Net proceeds from the offering were $12.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      As of June 11, 2002, the Company owned and operated 48 restaurants under the Fox and Hound Smokehouse & Tavern and Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of polished brass, embroidered chairs and booths, hunter green and burgundy walls, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of June 11, 2002, the Company owned and operated 34 Fox and Hound restaurants and 14 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Texas. As of June 12, 2001, the Company owned and operated 27 Fox and Hound restaurants and 13 Bailey's restaurants.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended June 11, 2002, food and non-alcoholic beverages were 33.2% of total sales, alcoholic beverages were 57.9% of total sales and entertainment and other were 8.9% of total sales. For the twelve weeks ended June 12, 2001, food and non-alcoholic beverages were 30.9% of total sales, alcoholic beverages were 59.7% of total sales and entertainment and other were 9.3% of total sales.

      The components of the Company's cost of sales primarily include direct costs of food, non-alcoholic beverages and alcoholic beverages. These costs are generally variable and will fluctuate with changes in sales volume and sales mix.

      Components of restaurant operating expenses include operating payroll and fringe benefits, and occupancy, maintenance and utilities. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum sales levels.

      Depreciation and amortization costs primarily include depreciation and amortization of capital expenditures for restaurants.

      Preopening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants.

      General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies as well as accounting services fees are major items of costs in this category.

      In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of June 11, 2002, there were 35 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data. The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal year 2001 consisted of 52 weeks and fiscal year 2002 consists of 53 weeks. Fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.


                                                                  TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                                  ------------------           -----------------------
                                                               JUNE 11,        JUNE 12,       JUNE 11,          JUNE 12,
                                                                 2002            2001           2002              2001
                                                                -----           -----          -----             -----
OPERATING STATEMENT DATA:
     Net sales                                                  100.0%          100.0%         100.0%            100.0%
     Costs and expenses:
         Costs of sales.......................................   26.1            27.4           26.2              27.2
         Restaurant operating expenses........................   52.7            52.2           50.1              50.3
         Depreciation and amortization........................    4.8             5.7            4.8               5.3
         Preopening costs.....................................    1.7             2.0            2.0               1.2
                                                                -----           -----          -----             -----

             Restaurant costs and expenses....................   85.3            87.3           83.1              84.0
                                                                -----           -----          -----             -----

     Restaurant operating income..............................   14.7            12.7           16.9              16.0
     General and administrative expenses......................    5.5             6.3            5.4               5.8


     Goodwill amortization....................................     --             0.4             --               0.4
                                                                -----           -----          -----             -----

     Income from operations...................................    9.2             6.0           11.5               9.8
     Loss on disposal of assets...............................     --             0.2             --               0.2
     Interest expense                                             0.5             1.5            0.5               1.5
                                                                -----           -----          -----             -----

     Income from continuing operations before income taxes....    8.7             4.3           11.0               8.1
     Provision for income taxes                                   3.3             1.6            4.0               2.9
                                                                -----           -----          -----             -----

     Income from continuing operations........................    5.4             2.7            7.0               5.2
     Loss from discontinued operations                           (0.1)           (0.2)            --              (0.1)
                                                                -----           -----          -----             -----
     Net income...............................................    5.3%            2.5%           7.0%              5.1%

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location............. $1,976          $1,626         $2,052            $1,748
     Number of restaurants at end of the period...............     48              40             48                40


TWELVE WEEKS ENDED JUNE 11, 2002 COMPARED TO TWELVE WEEKS ENDED JUNE 12, 2001

      Net sales increased $6,866,000 (47.2%) for the twelve weeks ended June 11, 2002 to $21,409,000 from $14,543,000 for the twelve weeks ended June 12, 2001.
This increase was due to a 19.7% increase in store weeks (564 versus 471) as a result of nine restaurants opened and one restaurant closed since June 12, 2001 and a 21.5% increase in annualized average weekly sales primarily as a result of increased customer traffic. Comparable restaurant sales increased 10.7% for the quarter ended June 11, 2002.

      Costs of sales increased $1,612,000 (40.5%) for the twelve weeks ended June 11, 2002 to $5,596,000 from $3,984,000 in the twelve weeks ended June 12, 2001, and decreased as a percentage of sales to 26.1% from 27.4%. This decrease as a percentage of sales is principally attributable to lower food costs associated with new barbecue menu items and price increases on selected menu items implemented in the fourth quarter of fiscal year 2001.

      Restaurant operating expenses increased $3,685,000 (48.6%) for the twelve weeks ended June 11, 2002 to $11,273,000 from $7,588,000 in the twelve weeks ended June 12, 2001, and increased as a percentage of net sales to 52.7% from 52.2%. This increase as a percentage of sales is principally attributable to higher hourly labor costs on new units during the initial months after opening.

      Depreciation and amortization increased $225,000 (27.1%) for the twelve weeks ended June 11, 2002 to $1,055,000 from $830,000 in the twelve weeks ended June 12, 2001, and decreased as a percentage of sales to 4.8% from 5.7%. This increase in expense is due to additional depreciation on nine restaurants opened net of one restaurant closed since June 12, 2001.

      Preopening costs increased $62,000 for the twelve weeks ended June 11, 2002 to $361,000 from $299,000 in the twelve weeks ended June 12, 2001. This increase is attributable to the costs incurred for two units that opened during the twelve weeks ended June 11, 2002 and partial preopening expenses for four restaurants which have yet to open. Two restaurants were opened in the twelve weeks ended June 12, 2001.

      General and administrative expenses increased $259,000 (28.5%) for the twelve weeks ended June 11, 2002 to $1,170,000 from $911,000 in the twelve weeks ended June 12, 2001, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses decreased as a percentage of net sales to 5.5% from 6.3%, due to the leverage of infrastructure expense against a higher sales volume.

      Loss on disposal of assets was $29,000 for the twelve weeks ended June 12, 2001. The losses reflect the disposal of certain video games.

      Interest expense was $119,000 for the twelve weeks ended June 11, 2002 and $223,000 for the twelve weeks ended June 12, 2001. This decrease is due to both a lower interest rate and lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

      The effective income tax rate was 37.6% for the twelve weeks ended June 11, 2002 and 36.7% for the twelve weeks ended June 12, 2001.

TWENTY-FOUR WEEKS ENDED JUNE 11, 2002 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 12, 2001

      Net sales increased $12,533,000 (40.8%) for the 24 weeks ended June 11, 2002 to $43,234,000 from $30,701,000 for the 24 weeks ended June 12, 2001. This increase was due to an 19.0% increase in store weeks (1,103 versus 927) as a result of nine restaurants opened and one restaurant closed since June 12, 2001 and a 17.4% increase in annualized average weekly sales primarily as a result of increased customer traffic. Comparable restaurant sales increased 10.0% for the 24 weeks ended June 11, 2002.

      Costs of sales increased $2,972,000 (35.6%) for the 24 weeks ended June 11, 2002 to $11,328,000 from $8,356,000 in the 24 weeks ended June 12, 2001, and decreased as a percentage of sales to 26.2% from 27.2%. This decrease as a percentage of sales is principally attributable to lower food costs associated with new barbecue menu items and price increases on selected menu items implemented in the fourth quarter of fiscal year 2001.

      Restaurant operating expenses increased $6,232,000 (40.4%) for the 24 weeks ended June 11, 2002 to $21,673,000 from $15,441,000 in the 24 weeks ended June 12, 2001, and decreased as a percentage of net sales to 50.1% from 50.3%. This decrease as a percentage of sales was attributable to the leveraging of fixed costs against higher average unit volumes offset by higher hourly labor costs on new units during the initial months after opening.

      Depreciation and amortization increased $439,000 (27.0%) for the 24 weeks ended June 11, 2002 to $2,064,000 from $1,625,000 in the 24 weeks ended June 12, 2001, and decreased as a percentage of sales to 4.8% from 5.3%. This increase in expense is due to additional depreciation on nine restaurants opened net of one restaurant closed since June 12, 2001.

      Preopening costs increased $482,000 for the 24 weeks ended June 11, 2002 to $852,000 from $370,000 in the 24 weeks ended June 12, 2001. This increase is attributable to the costs incurred for six units that opened during the 24 weeks ended June 11, 2002 and partial preopening expenses for four restaurants which have yet to open. Two restaurants were opened in the 24 weeks ended June 12, 2001.

      General and administrative expenses increased $549,000 (30.8%) for the 24 weeks ended June 11, 2002 to $2,326,000 from $1,777,000 in the 24 weeks ended June 12, 2001, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses decreased as a percentage of net sales to 5.4% from 5.8%, due to the leverage of infrastructure expense against a higher sales volume.

      Loss on disposal of assets was $18,000 for the 24 weeks ended June 11, 2002 and $52,000 for the 24 weeks ended June 12, 2001. The losses reflect the disposal of certain video games.

      Interest expense was $225,000 for the 24 weeks ended June 11, 2002 and $478,000 for the 24 weeks ended June 12, 2001. This decrease is due to both a lower interest rate and lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

      The effective income tax rate was 36.6% for the 24 weeks ended June 11, 2002 and 36.5% for the 24 weeks ended June 12, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

      As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $1,176,000 to $6,336,000 as of June 11, 2002 from $5,160,000 as of December 25, 2001. This increase is attributable primarily to the excess of cost of purchases of property and equipment in excess of working capital provided by operations and net proceeds from the line of credit. Cash decreased $617,000 at June 11, 2002 compared to the balance at December 25, 2001. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Line of Credit are being used for restaurant development. As of June 11, 2002 the Company had borrowed $11,130,000 under the Line of Credit. The Company is in compliance with all debt covenants.

      Cash flows from operations were $4,968,000 in the 24 weeks ended June 11, 2002 compared to $1,728,000 in the 24 weeks ended June 12, 2001. Purchases of property and equipment were $8,070,000 in the 24 weeks ended June 11, 2002 compared to $2,244,000 in the 24 weeks ended June 12, 2001. Net advances of the revolving note payable to bank was $780,000 for the 24 week period ending June 11, 2002 compared to $1,270,000 for the 24 week period ending June 12, 2001. At June 11, 2002, the Company had $729,000 in cash and cash equivalents.

      The Company intends to open ten to twelve new locations in both fiscal year 2002 and fiscal year 2003. At June 11, 2002, six units had been opened in fiscal 2002, four units were under construction and an additional two leases had been executed. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the

Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $14.0 to $18.0 million to open new locations over the next twelve months.

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

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, potential increases in food, alcohol, labor, and other operating costs, changes in competition, the inability to find suitable new locations, changes in consumer preferences or spending patterns, changes in demographic trends, the effectiveness of our operating and growth initiatives and promotional efforts, and changes in government regulation. Further information about the factors that might affect the Company's financial and other results are included in the Company's 10-K, filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK

      The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 4.25% for the twelve weeks ended June 11, 2002. The interest rate at June 11, 2002 was 4.25%. The following table presents the quantitative interest rate risks at June 11, 2002:


                                                     Principal Amount by Expected Maturity
                                     --------------------------------------------------------------------
                                                                  (In thousands)
                                                                                                             Fair
                                                                                     There-                  Value
     (dollars in thousands)       2002      2003      2004     2005      2006        after       Total     6/11/02
     ----------------------       ----      ----      ----     ----      ----        -----       -----     -------

     Variable rate debt              -      $427     $2,627   $2,740    $2,859      $2,477      $11,130    $11,130
     Average Interest Rate--
     1/2% below prime                -      4.25%      4.25%    4.25%     4.25%       4.25%

      The Line of Credit was repaid on July 24, 2002 with the proceeds of the public offering of the Company's stock as discussed in Note 7 to the Financial Statements.

PART II.  OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      On February 28, 2001, Patrick O'Shea, David W. Faber, Ann Swanson, Stacy Gregory, Wes L. Patterson, Dale Sproat, Mark Thagard and Patrick Wilson filed a complaint on their own behalf and on behalf of other similarly situated persons against us; Fox & Hound of Indiana, Inc., our subsidiary; Gary Judd, our President; Steven M. Johnson, our Chief Executive Officer; J.C. Weinberg, our former Chief Operating Officer; and Kenneth Syvarth, our former Vice President -- Operations and current Chief Operating Officer, in the United States District Court for the Southern District of Indiana.

      The plaintiffs allege that they were employed by the defendants with the titles of manager-in-training, assistant manager and/or general manager, and that we and the other defendants willfully and in bad faith failed to pay the defendants overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act. The plaintiffs' complaint seeks (i) a declaratory judgment that we and other defendants violated the plaintiffs' legal rights; (ii) an accounting of compensation to which the defendants are owed; (iii) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages and pre-judgment and post-judgment interest; and (iv) attorneys' fees and costs. We and other defendants have filed answers to the plaintiffs' complaint.

      On June 4, 2002, the court entered an order allowing the plaintiffs to send a notice to all persons who have worked for us under the above employee-manager titles since February 29, 1998, so that such persons may decide whether to opt-in to the collective action. The court specifically excluded from the collective action those employees who have arbitration agreements with us (which we estimate to be approximately 40% of the persons alleged by the plaintiffs to be similarly situated) and those employees whose claims are barred by the statute of limitations. Persons receiving notice will have a period of 120 days after the notice is sent to opt into the action. The trial of the case is currently scheduled for March 2003.

      On October 2, 2000, R&A Bailey & Company of Dublin, Ireland, filed a notice of opposition with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to our U.S. service mark applications for "BAILEY'S PUB & GRILLE" (color), "BAILEY'S PUB & GRILLE" (stylized), and "BAILEY'S PUB & GRILLE." Additionally, on November 14, 2000, R&A Bailey & Company filed a petition with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to cancel our U.S. service mark registrations for "7 BAILEY'S SPORTS GRILLE" (+ Design), "SERIOUS FUN 7 BAILEY'S SPORTS GRILLE" (+ Design), and "BAILEY'S SPORTS GRILLE."

      R&A Bailey & Company claims to be the owner of several U.S. trademark registrations, including "BAILEYS ORIGINAL IRISH CREAM" (+ Design), "BAILEYS," "BAILEYS THE ORIGINAL LIGHT CREAM," "BAILEYS" (+ Design), and "BAILEYS YUM," that are claimed to be used in association with liqueurs, distilled spirits, ice cream, coffee cups and other ceramic accessories. R&A Bailey & Company has alleged that our cited registrations and applications cause it damage, are likely to create a likelihood of confusion, mistake or deception, and would likely dilute and lessen its "famous" marks in violation of the Lanham Act. R&A Bailey & Company seeks cancellation of our registrations and opposes the registration of our applications for registration of the above-listed marks.

      On December 29, 2000, we filed an answer to R&A Bailey & Company's notice of opposition, denying its allegations. One February 16, 2001, we filed a Stipulated Motion to Extend Answer to Petition in response to the petition to cancel by R&A Bailey & Company. The actions have been suspended by the Trademark Trial and Appeal Board to allow the parties time to negotiate for possible settlement of these pending actions. We are actively pursuing settlement, and we are of the opinion that any resulting liability should not have a material adverse effect on our financial performance.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD

(c) The following unregistered securities were issued by the Company during the twelve weeks ended June 11, 2002:


                                                                     Number of Shares
                                        Description of              Sold/Issued/Subject         Offering/Exercise
        Date of Sale/issuance          Securities Issued          to Options or Warrants         Price Per Share
        ---------------------          -----------------          ----------------------         ---------------
        April 2, 2002                Common Stock Options                 100,000                    $  7.62
        April 2, 2002                    Common Stock                      3,922                     $  3.19
        April 18, 2002                   Common Stock                      5,883                     $  4.25
        April 18, 2002                   Common Stock                      1,250                     $  1.75
        April 18, 2002                   Common Stock                     166,667                    $  9.00
        April 30, 2002               Common Stock Options                 56,637                     $ 11.30
        May 22, 2002                     Common Stock                     10,000                     $  3.38
        May 22, 2002                     Common Stock                      2,000                     $  1.69
        May 22, 2002                     Common Stock                      1,000                     $  1.88
        May 23, 2002                     Common Stock                     10,000                     $  9.00


        May 23, 2002                     Common Stock                      3,000                     $  4.00
        May 23, 2002                     Common Stock                      2,000                     $  2.25
        May 23, 2002                     Common Stock                      1,000                     $  2.19
        May 31, 2002                     Common Stock                      3,000                     $  2.75

       All of the above options were granted to certain key employees pursuant to the 1997 Incentive and Nonqualified Option Plan ("the Employee Option Plan"). The options for employees have a vesting period three to five years and a life of ten years. All of the above common stock was issued to an aggregate of six current or former key employees or directors upon the exercise of options previously granted pursuant to the Employee Option Plan or the 1997 Directors Stock Option Plan.

       The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      On May 17, 2002, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders elected Steven M. Johnson, Gary M. Judd, and John D. Harkey, Jr. to the Board of Directors to serve until the 2005 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 7,976,496 votes "For" and 80,206 votes "Withheld" for Steven M. Johnson, 7,976,496 votes "For" and 80,206 votes "Withheld" for Gary M. Judd, and 7,981,496 votes "For" and 75,206 votes "Withheld" for John D. Harkey, Jr. The continuing directors and the expiration of their current terms as directors are as follows:

      C. Wells Hall, III........................2003
      James K. Zielke...........................2003
      E. Gene Street............................2003
      Dennis L. Thompson........................2004
      Stephen P. Hartnett.......................2004
      Thomas A. Hager...........................2004

      The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002. As to the ratification of auditors, there were 8,051,356 votes "For," 406 votes "Against," and 4,940 votes "Abstained."

      In addition, the stockholders voted to amend the Company's 1997 Directors Stock Option Plan to increase the number of authorized shares reserved for issuance pursuant to the Plan, from 150,000 shares of Common Stock to 400,000 shares of Common Stock. As to the amendment, there were 7,754,155 votes "For," 300,224 votes "Against," and 2,323 votes "Abstained."

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

      Date    July 25, 2002                 /s/ James K. Zielke
          --------------------              ------------------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)