Form 10-Q
period 2002-09-03
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2002-10-17
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                          Commission file number
      September 3, 2002                                       000-22753
      -----------------                                       ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                            52-2016614
          --------                                            ----------
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

                                                               |X| Yes    |_| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at October 1, 2002
         -----                                    ------------------------------
Common Stock, $.01 par value                            10,277,874 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                         Page
                                                                        Number
                                                                        ------

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets at
    September 3, 2002 and December 25, 2001                                2

    Condensed Consolidated Statements of
    Operations for the twelve weeks ended
    September 3, 2002 and September 4, 2001                                3

    Condensed Consolidated Statements of
    Operations for the thirty-six weeks ended
    September 3, 2002 and September 4, 2001                                4

    Condensed Consolidated Statements of
    Cash Flows for the thirty-six weeks ended
    September 3, 2002 and September 4, 2001                                5

    Notes to Condensed Consolidated
    Financial Statements                                                   6

Item 2. Management's Discussion and
    Analysis of Financial Condition and
    Results of Operations                                                  8

Item 3. Quantitative and Qualitative
    Disclosures About Market Risk                                         14

Item 4. Procedures and Controls                                           14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  14

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   September 3, 2002       December 25, 2001
                                                   -----------------       -----------------
              ASSETS
Current assets:
   Cash and cash equivalents                          $ 1,028,316             $ 1,346,495
   Inventories                                          1,376,882               1,230,636
   Deferred income taxes                                  203,528                 223,742
   Other current assets                                 1,471,477                 586,967
                                                      -----------             -----------
      Total current assets                              4,080,203               3,387,840

Property and equipment:
   Land                                                   600,000                 600,000
   Buildings                                              670,629                 670,629
   Leasehold improvements                              34,036,169              26,336,678
   Equipment                                           19,580,848              15,284,124
   Furniture and fixtures                               5,199,093               3,890,170
                                                      -----------             -----------
                                                       60,086,739              46,781,601
   Less accumulated depreciation and amortization      15,494,101              12,249,339
                                                      -----------             -----------
                                                       44,592,638              34,532,262
Other assets:
   Goodwill, net of accumulated amortization            3,661,134               3,661,134
   Deferred income taxes                                  474,241                 982,875
   Other assets                                           601,128                 586,048
                                                      -----------             -----------
Total other assets                                      4,736,503               5,230,057
                                                      -----------             -----------
        Total assets                                  $53,409,344             $43,150,159
                                                      ===========             ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $ 3,841,330             $ 3,741,281
   Sales tax payable                                      845,268                 529,852
   Accrued payroll                                      1,024,406                 873,765
   Accrued payroll taxes                                  470,605                  23,258
   Accrued income taxes                                 1,623,380               2,155,170
   Lease obligation for closed store                      105,551                 158,342
   Other accrued liabilities                            1,874,455               1,065,734
                                                      -----------             -----------
        Total current liabilities                       9,784,995               8,547,402

Notes payable                                             835,000              10,350,000
Deferred revenue                                           83,106                 103,875

Stockholders' equity:
   Preferred stock                                             --                      --
   Common stock                                           102,775                  86,656
   Additional paid-in capital                          32,177,730              17,134,953
   Retained earnings                                   10,425,738               6,927,273
                                                      -----------             -----------
        Total stockholders' equity                     42,706,243              24,148,882
                                                      -----------             -----------
        Total liabilities and stockholders' equity    $53,409,344             $43,150,159
                                                      ===========             ===========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Twelve weeks        Twelve weeks
                                                   ended                ended
                                             September 3, 2002    September 4, 2001
                                             -------------------  ------------------
Sales:
   Food and beverage                            $ 19,234,931        $ 12,986,753
   Entertainment and other                         1,776,977           1,409,001
                                                ------------        ------------
      Total net sales                             21,011,908          14,395,754

Costs and expenses:
   Costs of sales                                  5,533,257           3,897,325
   Restaurant operating expenses                  11,824,762           7,777,479
   Depreciation and amortization                   1,188,059             857,836
   Preopening costs                                  470,215             298,595
                                                ------------        ------------
Restaurant costs and expenses                     19,016,293          12,831,235
                                                ------------        ------------
Restaurant operating income                        1,995,615           1,564,519
General and administrative expenses                1,169,462             897,368
Goodwill amortization                                     --              56,346
                                                ------------        ------------
Income from operations                               826,153             610,805

Other income (expense):
   Loss on disposal of assets                             --             (38,768)
   Other income, principally interest                     23               1,263
   Interest expense                                  (61,770)           (186,870)
                                                ------------        ------------
Income from continuing operations
   before income taxes                               764,406             386,430
Provision for income taxes                           289,032             131,636
                                                ------------        ------------
Income from continuing operations                    475,374             254,794
Income(loss) from discontinued operations                 --             (34,811)
                                                ------------        ------------
Net income                                      $    475,374        $    219,983
                                                ============        ============

Basic earnings per share:
   Income from continuing operations            $       0.05        $       0.03
   Loss on discontinued operations                        --                  --
                                                ------------        ------------
   Basic earnings per share                     $       0.05        $       0.03
                                                ============        ============

Diluted earnings per share
   Income from continuing operations            $       0.05        $       0.03
   Loss on discontinued operations                        --                  --
                                                ------------        ------------
   Diluted earnings per share                   $       0.05        $       0.03
                                                ============        ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Thirty-six weeks      Thirty-six weeks
                                                   ended                 ended
                                              September 3,2002      September 4, 2001
                                             -----------------      -----------------
Sales:
   Food and beverage                            $ 58,611,361          $ 40,860,097
   Entertainment and other                         5,634,129             4,236,436
                                                ------------          ------------
      Total net sales                             64,245,490            45,096,533

Costs and expenses:
   Costs of sales                                 16,861,129            12,253,686
   Restaurant operating expenses                  33,497,620            23,218,215
   Depreciation and amortization                   3,252,288             2,483,182
   Preopening costs                                1,322,036               669,066
                                                ------------          ------------
Restaurant costs and expenses                     54,933,073            38,624,149
                                                ------------          ------------
Restaurant operating income                        9,312,417             6,472,384
General and administrative expenses                3,495,136             2,674,861
Goodwill amortization                                     --               169,036
                                                ------------          ------------
Income from operations                             5,817,281             3,628,487

Other income (expense):
   Loss on disposal of assets                        (18,239)              (90,596)
   Other income, principally interest                     33                 1,457
   Interest expense                                 (287,180)             (664,708)
                                                ------------          ------------
Income from continuing operations
   before income taxes                             5,511,895             2,874,640
Provision for income taxes                         2,026,262             1,038,625
                                                ------------          ------------
Income from continuing operations                  3,485,633             1,836,015
Income(loss) from discontinued operations             12,832               (62,771)
                                                ------------          ------------
Net income                                      $  3,498,465          $  1,773,244
                                                ============          ============

Basic earnings per share:
   Income from continuing operations            $       0.39          $       0.21
   Loss on discontinued operations                        --                 (0.01)
                                                ------------          ------------
   Basic earnings per share                     $       0.39          $       0.20
                                                ============          ============

Diluted earnings per share
   Income from continuing operations            $       0.37          $       0.21
   Loss on discontinued operations                        --                 (0.01)
                                                ------------          ------------
   Diluted earnings per share                   $       0.37          $       0.20
                                                ============          ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Thirty-six weeks    Thirty-six weeks
                                                                         ended               ended
                                                                     Sept. 3, 2002       Sept. 4, 2001
                                                                    ----------------    ----------------
Cash flows from operating activities:
  Net income                                                          $  3,498,465        $  1,773,244
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Loss on disposal of assets                                           15,739              90,596
       Depreciation and amortization                                     3,287,140           2,749,979
       Deferred income taxes                                               528,848             123,649
       Net change in operating assets and liabilities:
            Change in operating assets                                  (1,063,580)           (582,051)
            Change in operating liabilities                              1,129,523          (1,220,005)
                                                                      ------------        ------------
           Net cash provided by operating activities                     7,396,135           2,935,412

Cash flows from investing activities:
  Purchases of property and equipment                                  (12,950,973)         (3,705,670)
  Proceeds from disposal of assets                                           8,722              33,300
                                                                      ------------        ------------
           Net cash used in investing activities                       (12,942,251)         (3,672,370)

Cash flows from financing activities:
  Proceeds from revolving note payable to bank                          18,760,000          32,530,000
  Payments of revolving note payable to bank                           (28,275,000)        (31,545,000)
  Proceeds from exercise of stock options                                1,887,329                  --
  Sale of common stock                                                  12,855,608                  --
  Purchases of common stock                                                     --            (167,316)
                                                                      ------------        ------------
           Net cash provided by financing activities                     5,227,937             817,684
                                                                      ------------        ------------

           Net (decrease) increase in cash and cash equivalents           (318,179)             80,726
Cash and cash equivalents at beginning of period                         1,346,495           2,244,606
                                                                      ------------        ------------
Cash and cash equivalents at end of period                            $  1,028,316        $  2,325,332
                                                                      ============        ============

Supplemental disclosure of cash flow information:

Cash paid for interest                                                $    288,463        $    571,373
Cash paid for income taxes                                               1,721,349             756,000

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts payable               $    403,259        $    328,890
Tax benefit related to stock options exercised                             315,958                  --

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Description of Business

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2001 Form 10-K. The results of the twelve weeks ended September 3, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

2.   Stock Options

     During the twelve week period ended September 3, 2002, options to purchase 22,981 shares were exercised at a weighted-average exercise price of $2.99 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan and options to purchase 35,000 shares were exercised at a weighted-average exercise price of $3.51 per share pursuant to its 1997 Directors Stock Option Plan. Options for 60,000 shares originally awarded pursuant to the 1997 Directors Stock Option Plan have been rescinded and declared void by the Company's Board of Directors as a result of a mistake of fact as to the proper accounting for such options and other factors.

3.   Earnings Per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended September 3, 2002 and September 4, 2001 were 9,573,356 and 8,666,111, respectively; the number of weighted average shares outstanding for the thirty-six week periods ended September 3, 2002 and September 4, 2001 were 9,007,756 and 8,671,697, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 3, 2002 and September 4, 2001 were 10,140,017 and 8,701,496, respectively, and for the thirty-six week periods ended September 3, 2002 and September 4, 2001 were 9,500,124 and 8,696,688, respectively.

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

     The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:

                                                  Twelve         Twelve        Thirty-six     Thirty-six
                                                Weeks Ended    Weeks Ended     Weeks Ended    Weeks Ended
                                               Sept. 3, 2002  Sept. 4, 2001   Sept. 3, 2002  Sept. 4, 2001
                                               -------------  -------------   -------------  -------------
Net income, as reported                         $  475,374      $  219,984      $3,498,465     $1,773,244
Goodwill amortization (net of income taxes)             --          42,135              --        126,427

Net income, as adjusted                         $  475,374      $  262,019      $3,498,465     $1,899,671

Basic earnings per share, as reported           $     0.05      $     0.03      $     0.39     $     0.20
Goodwill amortization (net of income taxes)             --              --              --           0.02
Basic earnings per share, as adjusted           $     0.05      $     0.03      $     0.39     $     0.22

Diluted earnings per share, as reported         $     0.05      $     0.03      $     0.37     $     0.20
Goodwill amortization (net of income taxes)             --              --              --           0.02

Diluted earnings per share, as adjusted         $     0.05      $     0.03      $     0.37     $     0.22

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

6.   Legal Proceedings

     Certain former employees have filed a complaint on their own behalf and on the behalf of similarly situated persons alleging the Company violated certain provisions of the Fair Labor Standards Act. It is not possible at this time for the Company to evaluate the merits of this claim, the Company's likelihood of success or the range of potential loss.

7.   Public Offering

     On July 24, 2002 the Company issued 1,350,000 shares of stock at $10.50 per share in a public offering of its stock. Net proceeds from the offering were $12.9 million, including underwriters' fees and other related public offering costs.

Item 2. Management's Discussion and Anaysis of Financial Condition and Results of Operations

General

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of September 3, 2002, the Company owned and operated 51 restaurants under the Fox and Hound Smokehouse & Tavern and Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of polished brass, embroidered chairs and booths, hunter green and burgundy walls, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of September 3, 2002, the Company owned and operated 36 Fox and Hound restaurants and 15 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of September 4, 2001, the Company owned and operated 27 Fox and Hound restaurants and 14 Bailey's restaurants.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended September 3, 2002, food and non-alcoholic beverages were 33.5% of total sales, alcoholic beverages were 57.7% of total sales and entertainment and other were 8.8% of total sales. For the twelve weeks ended September 4, 2001, food and non-alcoholic beverages were 31.7% of total sales, alcoholic beverages were 58.5% of total sales and entertainment and other were 9.8% of total sales.

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

     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of September 3, 2002, there were 38 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52. These calculations include sales and store operating weeks for the one unit included in discontinued operations.

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

                                                                 Twelve Weeks Ended         Thirty-six Weeks Ended
                                                             ------------------------      ------------------------
                                                               Sept. 3,      Sept. 4,       Sept. 3,       Sept. 4,
                                                                2002          2001            2002           2001
                                                               --------      --------       --------       --------
Operating Statement Data:
    Net sales ..............................................     100.0%        100.0%         100.0%        100.0%
    Costs and expenses:
        Costs of sales .....................................      26.3          27.1           26.2          27.2
        Restaurant operating expenses ......................      56.3          54.0           52.1          51.5

        Depreciation and amortization ......................       5.6           6.0            5.0           5.5
        Preopening costs ...................................       2.2           2.0            2.1           1.5
                                                              --------      --------       --------      --------

          Restaurant costs and expenses ....................      90.4          89.1           85.4          85.7
                                                              --------      --------       --------      --------

    Restaurant operating income ............................       9.6          10.9           14.6          14.3
    General and administrative expenses ....................       5.6           6.2            5.4           5.9
    Goodwill amortization ..................................        --           0.4             --           0.4
                                                              --------      --------       --------      --------

    Income from operations .................................       4.0           4.3            9.2           8.0
    Loss on disposal of assets .............................        --           0.3            0.1           0.2
    Interest expense .......................................       0.2           1.3            0.4           1.4

    Income from continuing operations before income taxes ..       3.8           2.7            8.7           6.4
    Provision for income taxes .............................       1.5           0.9            3.2           2.3

    Income from continuing operations ......................       2.3           1.8            5.5           4.1
    Loss from discontinued operations ......................        --          (0.3)            --          (0.2)
                                                              --------      --------       --------      --------
    Net income .............................................       2.3%          1.5%           5.5%          3.9%
                                                              --------      --------       --------      --------
Restaurant Operating Data (dollars in thousands):

    Annualized average weekly sales per location ...........  $  1,822      $  1,567       $  1,972      $  1,686
    Number of restaurants at end of the period .............        51            41             51            41

Twelve Weeks Ended September 3, 2002 Compared to Twelve Weeks Ended
   September 4, 2001

     Net sales increased $6,616,000 (46.0%) for the twelve weeks ended September 3, 2002 to $21,012,000 from $14,396,000 for the twelve weeks ended September 4, 2001. This increase was due to a 27.9% increase in store weeks (600 versus 469) as a result of eleven restaurants opened since September 4, 2001 and a 14.3% increase in annualized average weekly sales for units open during the entire period primarily as a result of increased customer traffic. Comparable restaurant sales increased 4.4% for the quarter ended September 3, 2002.

     Costs of sales increased $1,636,000 (42.0%) for the twelve weeks ended September 3, 2002 to $5,533,000 from $3,897,000 in the twelve weeks ended September 4, 2001, and decreased as a percentage of sales to 26.3% from 27.1%. This decrease as a percentage of sales is principally attributable to lower food costs associated with new barbecue menu items and price increases on selected menu items implemented in the fourth quarter of fiscal year 2001.

     Restaurant operating expenses increased $4,048,000 (52.1%) for the twelve weeks ended September 3, 2002 to $11,825,000 from $7,777,000 in the twelve weeks ended September 4, 2001, and increased as a percentage of net sales to 56.3% from 54.0%. This increase as a percentage of sales is principally attributable to higher hourly labor costs on new units during the initial months after opening, increases in group insurance costs and workers compensation premiums and higher advertising costs as a result of radio advertising in several markets.

     Depreciation and amortization increased $330,000 (38.5%) for the twelve weeks ended September 3, 2002 to $1,188,000 from $858,000 in the twelve weeks ended September 4, 2001, and decreased as a percentage of sales to 5.6% from 6.0%. This increase in expense is due to additional depreciation on eleven restaurants opened net of one restaurant closed since September 4, 2001.

     Preopening costs increased $171,000 (57.2%) for the twelve weeks ended September 3, 2002 to $470,000 from $299,000 in the twelve weeks ended September 4, 2001. This increase is attributable to the costs incurred for three units that opened during the twelve weeks ended September 3, 2002 and partial preopening expenses for three restaurants which have yet to open. One restaurant were opened in the twelve weeks ended September 4, 2001.

     General and administrative expenses increased $272,000 (30.3%) for the twelve weeks ended September 3, 2002 to $1,169,000 from $897,000 in the twelve weeks ended September 4, 2001, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses decreased as a percentage of net sales to 5.6% from 6.2%, due to the leverage of infrastructure expense against a higher sales volume.

     Loss on disposal of assets was $39,000 for the twelve weeks ended September 4, 2001. The losses reflect the disposal of certain video games.

     Interest expense was $62,000 for the twelve weeks ended September 3, 2002 and $187,000 for the twelve weeks ended September 4, 2001. This decrease is due to both a lower interest rate and lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

     The effective income tax rate was 37.8% for the twelve weeks ended September 3, 2002 and 34.1% for the twelve weeks ended September 4, 2001.

Thirty-six Weeks Ended September 3, 2002 Compared to Thirty-six Weeks Ended
   September 4, 2001

     Net sales increased $19,148,000 (42.5%) for the 36 weeks ended September 3, 2002 to $64,245,000 from $45,097,000 for the 36 weeks ended September 4, 2001.
This increase was due to an 23.3% increase in store weeks (1,692 versus 1,372) as a result of eleven restaurants opened since September 4, 2001 and a 15.4% increase in annualized average weekly sales for units open during the entire period primarily as a result of increased customer traffic. Comparable restaurant sales increased 8.1% for the 36 weeks ended September 3, 2002.

     Costs of sales increased $4,607,000 (37.6%) for the 36 weeks ended September 3, 2002 to $16,861,000 from $12,254,000 in the 36 weeks ended September 4, 2001, and decreased as a percentage of sales to 26.2% from 27.2%. This decrease as a percentage of sales is principally attributable to lower food costs associated with new barbecue menu items and price increases on selected menu items implemented in the fourth quarter of fiscal year 2001.

     Restaurant operating expenses increased $10,279,000 (44.3%) for the 36 weeks ended September 3, 2002 to $33,498,000 from $23,218,000 in the 36 weeks ended September 4, 2001, and increased as a percentage of net sales to 52.1% from 51.5%. This increase as a percentage of sales is principally attributable to higher hourly labor costs on new units during the initial months after opening, increases in group insurance costs and workers compensation premiums and higher advertising costs as a result of radio advertising in several markets, offset by leveraging fixed expenses against a higher sales volume.

     Depreciation and amortization increased $769,000 (31.0%) for the 36 weeks ended September 3, 2002 to $3,252,000 from $2,483,000 in the 36 weeks ended September 4, 2001, and decreased as a percentage of sales to 5.0% from 5.5%. This increase in expense is due to additional depreciation on eleven restaurants opened net of one restaurant closed since September 4, 2001.

     Preopening costs increased $653,000 (97.6%) for the 36 weeks ended September 3, 2002 to $1,322,000 from $669,000 in the 36 weeks ended September 4, 2001. This increase is attributable to the costs incurred for nine units that opened during the 36 weeks ended September 3, 2002 and partial preopening expenses for three restaurants which have yet to open. Three restaurants were opened in the 36 weeks ended September 4, 2001.

     General and administrative expenses increased $820,000 (30.7%) for the 36 weeks ended September 3, 2002 to $3,495,000 from $2,675,000 in the 36 weeks ended September 4, 2001, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses decreased as a percentage of net sales to 5.4% from 5.9%, due to the leverage of infrastructure expense against a higher sales volume.

     Loss on disposal of assets was $18,000 for the 36 weeks ended September 3, 2002 and $91,000 for the 36 weeks ended September 4, 2001. The losses reflect the disposal of certain video games.

     Interest expense was $287,000 for the 36 weeks ended September 3, 2002 and $665,000 for the 36 weeks ended September 4, 2001. This decrease is due to both a lower interest rate and lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

     The effective income tax rate was 36.8% for the 36 weeks ended September 3, 2002 and 36.1% for the 36 weeks ended September 4, 2001.

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

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $545,000 to $5,705,000 as of September 3, 2002 from $5,160,000 as of December 25, 2001. This increase is attributable primarily to the excess of cost of purchases of property and equipment in excess of working capital provided by operations, net proceeds from the line of credit and net proceeds from the sale of stock. Cash decreased $318,000 at September 3, 2002 compared to the balance at December 25, 2001. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of September 3, 2002 the Company had borrowed $835,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $7,396,000 in the 36 weeks ended September 3, 2002 compared to $2,935,000 in the 36 weeks ended September 4, 2001. Purchases of property and equipment were $12,951,000 in the 36 weeks ended September 3, 2002 compared to $3,706,000 in the 36 weeks ended September 4, 2001. Net repayments of the revolving note payable to bank was $9,515,000 for the 36 week period ending September 3, 2002 compared to net proceeds of $985,000 for the 36 weeks ending September 4, 2001. At September 3, 2002, the Company had $1,028,000 in cash and cash equivalents.

     The Company intends to open twelve new locations in fiscal year 2002 and ten to twelve new locations in fiscal year 2003. At September 3, 2002, ten units had been opened in fiscal 2002, four units were under construction and an additional three leases had been executed. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $14.0 to $18.0 million to open new locations over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 4.25% for the twelve weeks ended September 3, 2002. The interest rate at September 3, 2002 was 4.25%. The following table presents the quantitative interest rate risks at September 3, 2002:

                                       Principal Amount by Expected Maturity
                         -----------------------------------------------------------------
                                              (In thousands)
                                                                                     Fair
                                                                   There-            Value
(dollars in thousands)    2002    2003    2004    2005    2006      after    Total  9/3/02
----------------------    ----    ----    ----    ----    ----      -----    -----  ------
Variable rate debt         --      $32    $197    $206    $214      $186     $835    $835
Average Interest Rate--
    1/2% below prime       --     4.25%   4.25%   4.25%   4.25%     4.25%

Item 4. Procedures and Controls

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     Exhibit 99.1 - Certification by Steven M. Johnson pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 - Certification by James K. Zielke pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
      None

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        Total Entertainment Restaurant Corp.
                                        (Registrant)


Date October 11, 2002                    /s/ James K. Zielke
     ---------------------------         ---------------------------------------
                                         James K. Zielke
                                         Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Duly Authorized Officer)

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                 CERTIFICATIONS

I, James K. Zielke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Total Entertainment Restaurant Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  October 11, 2002                  /s/ James K. Zielke
     ---------------------------        ----------------------------------------
                                        James K. Zielke
                                        Chief Financial Officer,
                                        Secretary and Treasurer

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                 CERTIFICATIONS

I, Steven M. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Total Entertainment Restaurant Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date October 11, 2002                   /s/ Steven M. Johnson
     ------------------------------     ----------------------------------------
                                        Steven M. Johnson
                                        Chief Executive Officer