Form 10-K
period 2002-12-31
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2003-03-31
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

---
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2002
                                -----------------

---
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                        Commission file number 000-22753
                                               ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                            52-2016614
(State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification no.)

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

                                                  Common Stock, $.01 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
               ---    ---

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 24, 2003, based on the closing price of the Common Stock as reported by the Nasdaq National Market on June 11, 2002, was $74,057,195. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

     As of March 24, 2003, there were 9,860,723 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12 and 13.


                                   TABLE OF CONTENTS

ITEM                                                                              PAGE
                                         PART I

 1.  Business....................................................................  3
 2.  Properties.................................................................. 11
 3.  Legal Proceedings........................................................... 11
 4.  Submission of Matters to a Vote of Security Holders......................... 12

                                        PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder Matters... 13
 6.  Selected Financial Data..................................................... 14
 7.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations................................................................ 15
7A.  Quantitative and Qualitative Disclosures About Market Risk.................. 21
 8.  Financial Statements and Supplementary Data................................. 21
 9.  Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure................................................................ 21

                                       PART III

 10. Directors and Executive Officers of the Registrant.......................... 21
 11. Executive Compensation...................................................... 22
 12. Security Ownership of Certain Beneficial Owners and Management and Related
       Stockholder Matters....................................................... 22
 13. Certain Relationships and Related Transactions.............................. 22
 14. Controls and Procedures..................................................... 22

                                       PART IV

 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............ 23
     Signatures.................................................................. 26

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We own and operate 56 restaurants under the "Fox and Hound" and "Bailey's" brand names that each provide a social gathering place offering high quality food, drinks and entertainment in an upscale, casual environment. Our restaurants offer a broad menu of mid-priced appetizers, entrees and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, we believe our customers are attracted to our elegant yet comfortable atmosphere of polished brass, embroidered chairs and booths, hunter green and burgundy walls, and etched glass. Our Fox and Hound and Bailey's restaurants share identical design and operational principles and menus.

OUR HISTORY

     The first Fox and Hound restaurant opened in August 1994 and the first Bailey's restaurant opened in November 1989. In February 1997, the two companies were combined to form Total Entertainment Restaurant Corp. In July 1997, we completed our initial public offering. As of March 24, 2003, the Company owns and operates 42 Fox and Hound restaurants and 14 Bailey's restaurants in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

CONCEPT

     We believe our restaurants offer customers a unique and exciting upscale destination for socializing, eating and drinking. We believe our restaurants are differentiated from our competitors by offering all of the following features in a single location:

     o AN UPSCALE, NEIGHBORHOOD SOCIAL GATHERING PLACE. Our restaurants provide a destination where friends and acquaintances can gather regularly for food, drinks and entertainment in an upscale yet casual environment.
     o HIGH QUALITY FOOD AND BEVERAGE. Our restaurants offer a broad menu of mid-priced appetizers, salads, desserts and entrees featuring beef, chicken, fish and barbecue, all served in generous portions. Each location features a full service bar and a wide variety of domestic, imported and specialty beers. To maximize the appeal of each area of our restaurants, sit-down food and beverage service is available in every room.
     o STATE-OF-THE-ART AUDIO AND VISUAL TECHNOLOGY. Our restaurants create an exciting, high-energy atmosphere through state-of-the-art audio and video systems for viewing sporting events and music videos from our customized playlist. Each location typically has more than 35 televisions (including several big-screen televisions) with satellite and cable coverage of concurrent national, regional and local sporting events.
     o LATE-NIGHT DESTINATION. Our restaurants are generally open from 11:00 a.m. to 2:00 a.m., seven days a week, depending upon local law. We provide customers with an upscale entertainment and dining alternative by offering our full menu during our increasingly popular late-night segment.

STRATEGY

     Our goal is to become the leading neighborhood destination for socializing, eating and drinking. Our strategy for attaining this leadership position is based on the following key elements:
     TOTAL ENTERTAINMENT AND RESTAURANT EXPERIENCE. Our concept offers a social gathering place, food and beverages, sports entertainment, games of skill and a late-night destination all in a single location. Each location provides guests with a multi-dimensional entertainment and restaurant experience that enables them to participate in one or more elements of the experience.
     SEASONED MANAGEMENT TEAM. We employ a seasoned management team with experience in successfully developing and operating multi-unit concepts in a variety of geographic markets throughout the United States. We intend to leverage this experience to secure favorable real estate sites, control costs and implement proven operating procedures. In addition, we maintain centralized financial and accounting controls through Franchise Services Company, a third party accounting and administrative services company. By employing the services and infrastructure provided by Franchise Services Company, we are able to focus our energy and resources on brand and unit development.
     GROWTH AND EXPANSION. We believe our restaurant concept will be attractive in a variety of geographic markets throughout the United States. We plan to open ten to twelve locations in 2003 and between twelve and fifteen locations in 2004. Through March 24, 2003, we have opened two restaurants in 2003 and currently have three restaurants under construction, five leases executed with contingencies and three leases currently under negotiation. We continually evaluate locations in various markets and negotiate proposed additional leases at desired sites. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases.
     FLEXIBILITY AND VERSATILITY OF CONCEPT. We are implementing our concept through both the Fox and Hound and Bailey's brand names. Our concept allows for significant versatility through the reconfiguration of the entertainment areas within each of its locations to accommodate various special events.
     COMMITMENT TO HIGH QUALITY PRODUCTS AND SERVICES. We are committed to providing a superior experience that includes high quality menu items, a wide variety of domestic, imported and specialty beers, state-of-the-art audio and video systems and tournament-quality pocket billiard tables. These features, combined with our focus on a high level of customer service, help build a loyal clientele and attract new guests.

LOCATIONS

     The following table sets forth as of March 24, 2003, the location, opening month and approximate square footage of each of our existing restaurant locations:

                                                                                     APPROXIMATE
          LOCATION                   BRAND NAME             MONTH OPENED           SQUARE FOOTAGE
          --------                   ----------             ------------           --------------
          Chicago #3, IL             Fox and Hound          March 2003                   9,600
          Houston #2, TX             Fox and Hound          January 2003                12,000
          Kansas City #2, KS         Fox and Hound          November 2002                9,100
          Tucson, AZ                 Fox and Hound          November 2002               11,600
          Chicago #2, IL             Fox and Hound          September 2002              12,600
          Austin, TX                 Fox and Hound          July 2002                   11,600
          Denver #3, CO              Fox and Hound          July 2002                   12,600
          Dallas #5, TX              Fox and Hound          June 2002                   15,800
          Richmond, VA               Bailey's               May 2002                     8,500
          Denver #2, CO              Fox and Hound          April 2002                  10,300
          Charlotte #3, NC           Fox and Hound          March 2002                   7,200
          Ft. Worth #2, TX           Fox and Hound          February 2002               14,000
          Phoenix, AZ                Fox and Hound          Februaty 2002               11,600
          Denver #1, CO              Fox and Hound          January 2002                10,500
          Dallas #4, TX              Fox and Hound          December 2001               13,360
          Atlanta #2, GA             Bailey's               November 2001               10,500
          Charlotte #2, NC           Fox and Hound          August 2001                 15,300
          Nashville #3, TN           Bailey's               May 2001                    11,400
          Ft. Worth #1, TX           Fox and Hound          April 2001                   9,900
          Dallas #3, TX              Fox and Hound          December 2000                7,600
          Detroit #2, MI             Bailey's               December 2000               10,450
          Cleveland #2, OH           Fox and Hound          October 2000                13,500
          Baton Rouge, LA            Fox and Hound          March 1999                  11,500
          Houston, TX                Fox and Hound          February 1999                9,100
          Indianapolis, IN           Fox and Hound          February 1999                8,400
          Winston-Salem, NC          Fox and Hound          January 1999                 9,400
          Pittsburgh, PA             Fox and Hound          January 1999                10,500
          New Orleans, LA            Fox and Hound          December 1998                9,200
          Chapel Hill, NC            Bailey's               December 1998                9,000
          Canton, OH                 Fox and Hound          November 1998                9,700
          Kansas City, KS            Fox and Hound          November 1998                9,100
          Memphis #2, TN             Fox and Hound          November 1998                7,600
          Detroit #1, MI             Bailey's               November 1998                9,100
          Dayton, OH                 Fox and Hound          October 1998                 8,700
          Lubbock, TX                Fox and Hound          October 1998                10,600
          Atlanta #1, GA             Bailey's               October 1998                 8,500
          Erie, PA                   Fox and Hound          August 1998                 10,400
          San Antonio, TX            Fox and Hound          August 1998                  8,400
          Springfield, MO            Fox and Hound          August 1998                  9,100
          Evansville, IN             Fox and Hound          July 1998                    8,600
          Cleveland #1, OH           Fox and Hound          May 1998                     8,500
          Montgomery, AL             Fox and Hound          January 1998                 7,700
          Chicago, IL                Fox and Hound          December 1997               10,100
          Omaha, NE                  Fox and Hound          December 1997                9,000
          Nashville #2, TN           Bailey's               October 1997                 7,500
          Memphis #1, TN             Fox and Hound          September 1997               8,400
          Columbia, SC               Bailey's               October 1996                10,000
          Johnson City, TN           Bailey's               May 1996                     8,250
          Knoxville, TN              Bailey's               December 1995                9,400
          Dallas #2, TX              Fox and Hound          November 1995                9,600
          Nashville #1, TN           Bailey's               April 1995                   9,400
          Greenville, SC             Bailey's               September 1994               7,000
          College Station, TX        Fox and Hound          September 1994               7,700
          Dallas #1, TX              Fox and Hound          August 1994                  6,500
          Little Rock, AR            Fox and Hound          February 1994                8,400



          Charlotte #1, NC           Bailey's               October 1990                 7,600

EXPANSION PLANS

     Our management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. We intend to open ten to twelve restaurant locations in 2003 and between twelve to fifteen locations in 2004. We are currently evaluating locations in markets familiar to our management team. However, the number of locations actually opened and the timing thereof may vary depending upon the our ability to locate suitable sites and negotiate favorable leases.
     We may in the future franchise and/or grant license or joint venture rights to the Fox and Hound and Bailey's concepts in certain limited geographic areas of the United States. It is expected that these franchisees, licensees or joint venture partners will be required to develop a specific number of locations within a specified time frame and that a license fee and/or a royalty fee will be paid to us in connection with the development and operation of each such site.

SELECTION CRITERIA AND LEASING

     We believe the site selection process is critical in determining the potential success of each restaurant location. Senior management devotes significant time and resources in analyzing each prospective site and inspects and approves each location prior to final lease execution. A variety of factors are considered in the site selection process, including local market demographics (e.g., average income levels and age), site visibility, traffic count, nature of the surrounding retail environment and accessibility and proximity to major retail centers, office complexes, hotels and entertainment centers (e.g., stadiums, arenas and theaters).
     We lease all locations, with the exception of one Bailey's restaurant in Columbia, South Carolina, which is owned by us. Most of the restaurants are located in shopping centers. Leases are generally negotiated with initial terms of five to ten years, with multiple renewal options. We are generally required to complete construction and open a new location approximately 90 to 120 days after the later of signing of a lease or obtaining required permits. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, we anticipate leasing our locations, although we may consider purchasing free-standing sites where it is cost-effective to do so.

UNIT ECONOMICS

     Our management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. Our restaurants averaged $2,056,000 and $1,780,000 in sales during fiscal years ended December 31, 2002 and December 25, 2001, respectively. The 53 leased restaurants open at December 31, 2002 had an average cash investment of approximately $1,367,000 million. The one unit we own had a cost of $1,954,000 (including the costs for land acquisition, construction, equipment and pre-opening costs). In the future we anticipate most locations will be leased rather than purchased and anticipate an average cash investment per location between $1.0 million and $1.5 million.

MENU

     Our restaurants offer a single menu for lunch, dinner and late-night dining. The menu features a broad selection of appealing appetizers (including quesadillas, chicken wings and nachos) and soups and salads (including caesar salads, chili and soups of the day), typically ranging in price from $3.49 to $6.99. The menu includes over 25 entrees typically priced between $5.99 to $16.99 such as sandwiches, pizzas, ribs, burgers and a selection of grilled and smoked barbecued entrees. Most entrees are priced under $10.00. A strong emphasis is placed on the presentation of each of these menu items, increasing the quality and satisfaction of our customer's overall dining experience. Each location features a full service bar and most restaurants have over 100 brands of ales, lagers, stouts and specialty beers from around the world, with an average of 30 beers on tap. Alcoholic beverage service accounted for approximately 59% of the Company's revenues in the fiscal year ended December 31, 2002.

AMBIANCE AND DESIGN

     We strive to offer a unique setting with a broad appeal to both male and female customers through an inviting, clean and comfortable atmosphere. In order to achieve the feeling of an upscale atmosphere for these customers, we emphasize decor, lighting and cleanliness. For example, we recycle fresh filtered air throughout our restaurants several times an hour and place fresh-cut flowers in our restrooms. Each of our locations feature dedicated areas for viewing sporting events or music videos. These entertainment areas can be readily configured into a comfortable "arena" for concurrent viewing of national, regional and local sporting and other television events. To maximize the broad appeal of the atmosphere in our restaurants, the sound in each room is carefully monitored to balance the desire among our customers for lively entertainment versus quieter socializing. In addition, our locations generally offer multiple tournament-quality billiard tables and darts and popular interactive games to further enhance our appeal as a social destination. All locations are also capable of accommodating business and social organizations for special events.
     We believe the design of our restaurants plays an essential role in our success. Most of our restaurants have a centrally-located bar and primary dining room as well as two wing rooms that are partitioned from the central bar and dining area by etched glass. The wing rooms serve as secondary dining areas and house games of skill along with state-of-the-art audio and video technology. This layout provides guests with an open view of the main dining room, bar and gaming areas. The open kitchen is organized for efficient work flow and is also centrally located so as to entice guests with its flavorful aromas.

MARKETING

     We believe our restaurant concept attracts a loyal clientele, and we rely primarily on word-of-mouth to attract new business. We do, however, advertise through traditional marketing and advertising media in selected markets. These media include radio and print advertising, local store marketing to households and volunteer community involvement.
     Our marketing efforts also seek to focus on national, regional and local sporting events such as the Super Bowl and the NCAA basketball tournament, which attract locally active groups of fans, supporters or alumni. The versatile layout and design of our restaurants can also accommodate group events.

OPERATIONS AND MANAGEMENT

     Our operations and management systems are based upon systems and controls that were developed by our senior management and have been successfully used to manage a large number of restaurants located in numerous states. We strive to maintain quality and consistency in our restaurant locations through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of locations and conduct of personnel.
     We staff our restaurants with management that has experience in the restaurant industry. We believe our strong team-oriented culture helps us attract highly motivated employees who provide customers with a superior level of service. We train our kitchen employees and wait staff to take great pride in preparing and serving food in accordance with our high standards. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and our managers, in particular, are instructed to visit each table. Senior corporate management hosts weekly meetings with district managers to discuss staffing, marketing, individual restaurant performance and customer comments. Moreover, we require our general managers to hold daily shift meetings at their individual restaurants. Senior management regularly visits the Fox and Hound and Bailey's locations and meets with the respective management teams to ensure compliance with our strategies and standards of quality.
     MANAGEMENT. The management of a typical restaurant consists of one general manager and three to five assistant managers depending upon restaurant revenue and hours of operation. The assistant managers are responsible for their own operational units, including a kitchen manager, bar manager and service manager, but all have been trained to support and manage each operational unit of the restaurant. Each general manager is responsible for the restaurant's day-to-day operations and is required to follow our established operating procedures and standards. Each location also employs a staff of hourly employees, many of whom are part-time personnel. We currently employ eleven district managers, each of which oversees between four and seven restaurants. Our district managers, general managers and assistant managers participate in incentive cash bonus programs. Awards under the incentive plans are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. In addition, the district managers and general managers participate in our Employee Stock Option Plan.
     FINANCIAL CONTROLS. We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. Sales and labor information are collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred daily or weekly to our principal operating account. We utilize a comprehensive peer review reporting system for our general managers. Within 10 days after the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each restaurant meet in person with their respective district managers to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The district managers also meet in person with the senior management team to review the performance for the past accounting period as well as set the operating agenda for the next period. We believe the peer review system enables each general manager and district manager to benefit from the collective experience of all of the Company's management.
     CUSTOMER SERVICE. We believe customer service and satisfaction are keys to the success of our operations. In addition to customer evaluations, we use secret shopper visits to independently evaluate customer satisfaction. A national restaurant evaluation firm performs these visits, three times per month, to test our food and beverage service in a discrete manner without the knowledge of the restaurant personnel. In addition, we encourage frequent visits by restaurant management to customers' tables, active involvement of management in responding to guest comments and assigning wait persons so as to ensure customer satisfaction.
     TRAINING. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a manager. Restaurant management personnel participate in an eight-week to twelve-week training program that focuses on various aspects of the restaurant's operations and customer service. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns.
     We promote a safe drinking environment through the use of certain internal procedures in addition to extensive alcohol awareness training. It is mandatory for all service employees and managers, regardless of a lack of state regulation, to complete a third-party alcohol awareness-training program. We have also established internal measures to promote a safe drinking environment, such as a four-drink log (which is reviewed by the restaurant's district manager).

PURCHASING

     We strive to obtain consistent, quality items at competitive prices from reliable sources. We continually search for and test various products in order to serve the highest quality products possible and to be responsive to changing customer tastes. We engage a purchasing consultant to assist in the negotiation of purchasing agreements with suppliers. Food and supplies are shipped directly to the restaurant locations, although invoices for purchases are forwarded to a central location for payment. Due to the experience of our senior management in the restaurant business, we have been and expect to continue to be able to purchase most of our restaurant equipment directly from equipment manufacturers. We have not experienced any significant delays in receiving supplies or equipment.

MANAGEMENT INFORMATION SYSTEMS

     We utilize a computer-based management support system, which is designed to improve labor scheduling and food and beverage cost management, provide corporate management quick access to financial data and reduce the general manager's administrative time. Each general manager uses the system for production planning, labor scheduling and food and beverage cost variance analysis. The system generates reports on sales, bank deposits and variance data. We generate weekly consolidated sales reports and food, beverage and labor-cost variance reports as well as detailed profit and loss statements for each restaurant location every four weeks. Additionally, we monitor sales growth, labor variances and other sales trends on a daily basis.

ACCOUNTING AND ADMINISTRATIVE SERVICES

     On March 1, 2002, we renewed our services agreement with Franchise Services Company for certain accounting and administrative services for an additional three-year period. We pay a per restaurant per 28-day fixed fee with no annual charge.

COMPETITION

     The entertainment and restaurant industries are highly competitive. There are a large number of restaurants and entertainment businesses that compete directly and indirectly with us. We compete with restaurants primarily on the basis of quality of food and service, ambiance and location and compete with sports bars and entertainment complexes on the basis of entertainment quality, ambiance and location. Competition for sales in the entertainment and restaurant industries is intense. Many of our existing and potential competitors are well-established and have significantly greater financial, marketing and other resources than we do. In addition to other entertainment and restaurant companies, we compete with numerous businesses for suitable locations for our restaurants.

GOVERNMENT REGULATION

     Our restaurant locations are subject to numerous federal, state and local laws affecting health, sanitation, safety and Americans with Disabilities Act accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale, purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses would have a material adverse effect on our operations. In order to reduce this risk, each restaurant is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.
     We may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.
     The development and construction of additional locations are subject to compliance with applicable zoning, land use and environmental regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of our personnel are paid at rates related to the federal minimum wage, which is currently $5.15 per hour. Accordingly, increases in the minimum wage will increase our labor costs.

TRADEMARKS

     We have federally registered our "Fox and Hound(R)," "Bailey's Sports Grille(R)" and "Quality Is Our Passion(R)" service marks. Our "7 Bailey's Sports Grille(R)" and "Serious Fun 7 Bailey's Sports Grille(R)" design marks are also federally registered. We regard our service and design marks as having significant value and as being an important factor in the marketing of our restaurant concept. We are aware of names and marks similar to our service marks that are used by other persons in certain geographic areas. We believe such uses will not have a material adverse effect on the Company as either the "Bailey's" or "Fox and Hound" brand names may be used if the other name is unavailable. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

EMPLOYEES

     As of March 24, 2003, we employed approximately 3,200 persons, 325 of whom are executive officers, district managers and restaurant management personnel and the remainder of whom are hourly restaurant personnel and corporate support staff. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are satisfactory.

WEBSITE ACCESS

     Our website address is www.tentcorp.com. Our filings with the Securities and Exchange Commission ("SEC") are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

ITEM 2.  PROPERTIES

     All of our restaurants are located in leased space with the exception of the restaurant in Columbia, South Carolina, which is owned by us. Most initial lease terms range from five to ten years, with multiple renewal options. All of our leases provide for a minimum annual rent, and some leases call for additional rent based on sales volume at the particular restaurant over specified minimum levels. Generally, the leases are net leases which require us to pay the costs of insurance, taxes and a portion of lessors' operating cost. See "Business-Locations."
     Our executive offices are located at 9300 E. Central, Suite 100, Wichita, Kansas 67206. We believe there is sufficient office space available at favorable leasing terms in the Wichita, Kansas area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3.  LEGAL PROCEEDINGS

     On February 28, 2001, Patrick O'Shea, David W. Faber, Ann Swanson, Stacy Gregory, Wes L. Patterson, Dale Sproat, Mark Thagard, and Patrick Wilson filed a complaint on their own behalf and on behalf of other similarly situated persons against us, Fox & Hound of Indiana, Inc., our subsidiary; Gary Judd, our President; Steven M. Johnson, our Chief Executive Officer; J.C. Weinberg, our former Chief Operating Officer; and Kenneth Syvarth, our Chief Operating Officer, in the United States District Court for the Southern District of Indiana.
     The plaintiffs allege that they were employed by the defendants with the titles of manager-in-training, assistant manager, and/or general manager, and that we and the other defendants willfully and in bad faith failed to pay the plaintiffs overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act. The plaintiffs' complaint seeks (i) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (ii) an accounting of compensation to which the defendants are owed, (iii) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (iv) attorneys' fees and costs. We and the other defendants have filed answers to the plaintiffs' complaint.
     On June 4, 2002, the court entered an order allowing the plaintiffs to send a notice to all persons who have worked for us under the employee-manager titles since February 29, 1998, so that such persons may decide whether to opt-in to the collective actions. The court specifically excluded from the collective action those employees who have arbitration agreements with us (which we estimate to be approximately 40% of the persons alleged by the plaintiffs to be similarly situated) and those employees whose claims are barred by the statute of limitations. The time period to opt-in expired March 25, 2003. Including the original eight plaintiffs, 40 individuals that received notice have opted in; however, nearly half of those individuals have claims that are time-barred or subject to arbitration agreements. Depositions for the eight original plaintiffs are tentatively scheduled for April and May 2003, and additional depositions and discovery may ensue. A settlement conference is scheduled for June 24, 2003 and a trial is scheduled for January 28, 2004.
     Although it is not possible at this time to evaluate the merits of this claim, nor their likelihood of success, we are of the opinion that any resulting liability should not have a material adverse effect on our financial statements.
     On October 2, 2000, R&A Bailey & Company of Dublin, Ireland, filed a notice of opposition in the Trademark Trial and Appeal Board ("TTAB") of the U.S. Patent and Trademark Office to the Company's U.S. service mark applications for "BAILEY'S PUB & GRILLE" (color), "BAILEY'S PUB & GRILLE" (stylized), and "BAILEY'S PUB & GRILLE." Additionally, on November 14, 2000, R&A Bailey & Company filed a petition in the TTAB of the U.S. Patent and Trademark Office to cancel the Company's U.S. service mark registrations for "7 BAILEY'S SPORTS GRILLE" (+ Design), "SERIOUS FUN 7 BAILEY'S SPORTS GRILLE" (+ Design), and "BAILEY'S SPORTS GRILLE."
     R&A Bailey & Company claims to be the owner of several U.S. trademark registrations, including "BAILEYS ORIGINAL IRISH CREAM" (+ Design), "BAILEYS," "BAILEYS THE ORIGINAL LIGHT CREAM," "BAILEYS" (+ Design), and "BAILEYS YUM," that are claimed to be used in association with liqueurs, distilled spirits, ice cream, coffee cups, and other ceramic accessories. R&A Bailey & Company has alleged that the cited registrations and applications cause it damage, are likely to create a likelihood of confusion, mistake, or deception, and would likely dilute and lessen its "famous" marks in violation of the Lanham Act. R&A Bailey & Company seeks cancellation of our registrations and opposes the registration of our applications for registration of the above-listed marks.
     On December 29, 2000, through our trademark counsel, we filed an answer to R&A Bailey & Company's notice of opposition, denying its allegations. On February 16, 2001, we filed a Stipulated Motion to Extend Answer to Petition in response to the petition to cancel by R&A Bailey & Company. The actions were suspended by the TTAB to allow the parties time to negotiate for possible settlement of these pending actions. On December 10, 2002, the parties executed a settlement agreement to resolve both the opposition and cancellation matters, the terms of which require us to amend the subject applications and registrations to remove "bar services" from the description of services. We filed the necessary Requests for Amendments with the TTAB on December 20, 2002. The settlement is contingent upon the U.S. Patent and Trademark Office accepting and entering the requested amendments against all six of our pending applications and registrations that are involved in these proceedings. Once the TTAB accepts and enters the amendments, the parties will have resolved their dispute and the proceeding will be withdrawn.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of our Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

     Our common stock has traded on the Nasdaq National Market under the symbol "TENT" since our initial public offering on July 17, 1997. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as reported by the Nasdaq National Market. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                      Bid Prices
                                                      ----------
      Fiscal Year 2000                          High              Low
      ----------------                          ----              ---
      First Quarter                              1.75             1.38
      Second Quarter                             2.50             1.50
      Third Quarter                              2.31             2.19
      Fourth Quarter                             2.38             1.41

      Fiscal Year 2001                          High              Low
      ----------------                          ----              ---
      First Quarter                              3.31             1.34
      Second Quarter                             3.20             2.10
      Third Quarter                              3.32             2.50
      Fourth Quarter                             3.20             2.19

      Fiscal Year 2002                          High              Low
      ----------------                          ----              ---
      First Quarter                              8.50             3.31
      Second Quarter                            15.94             7.62
      Third Quarter                             16.99             8.38
      Fourth Quarter                             9.76             6.08

HOLDERS

     As of March 24, 2003, there were 59 holders of record our common stock.

DIVIDENDS

     We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock for the foreseeable future. We intend to retain future earnings to finance future development.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for the 53 weeks ended December 31, 2002 and for the 52 weeks ended December 25, 2001, December 26, 2000, December 28, 1999 and December 29, 1998, the balance sheet data as of December 31, 2002, December 25, 2001, December 26, 2000, December 28, 1999, and December 29, 1998 are derived from our audited financial statements.

                                           53 weeks ended                         52 weeks ended
                                           --------------- --------------------------------------------------------------
                                            Dec. 31, 2002   Dec. 25, 2001   Dec. 26, 2000   Dec. 28, 1999   Dec. 29, 1998
                                            -------------   -------------   -------------   -------------   -------------
                                                                (In thousands, except per share data)
     INCOME STATEMENT DATA:
     Net sales                                  $102,464        $70,052         $54,928        $55,020          $33,127
     Costs and expenses:
       Cost of sales                              26,815         18,955          14,515         15,115            9,202
       Operating expenses                         52,067         35,079          27,713         28,061           14,980
       Depreciation and amortization               5,177          3,616           3,504          3,606            2,794
       Preopening costs                            1,654          1,218             500            487               --
       Provision for asset impairment
           and store closing                          --             --           2,362          1,087               --
                                                --------        -------         -------        -------          -------
     Restaurant costs and expenses                85,713         58,868          48,594         48,356           26,976
                                                --------        -------         -------        -------          -------
     Restaurant operating income                  16,751         11,184           6,334          6,664            6,151
     General and administrative expenses           5,181          3,991           3,769          3,901            2,609
     Goodwill amortization                            --            244             244            244              244
     Loss on disposal of assets                       31            134              67            124               --
                                                --------        -------         -------        -------          -------
     Income  from operations                      11,539          6,915           2,254          2,395            3,298
     Other income (expense)                         (388)          (863)         (1,180)        (1,174)             (70)
                                                --------        -------         -------        -------          -------
     Income from continuing operations
       before income taxes                        11,151          5,952           1,174          1,221            3,228
     Provision for income taxes                    3,961          2,200             336            413            1,193
                                                --------        -------         -------        -------          -------
     Income from continuing operations
       before cumulative effect of a change
       in accounting principle                     7,190          3,752             838            808            2,035
     Income (loss) from discontinued operations       13           (423)             10              9               45
                                                --------        -------         -------        -------          -------
     Income before cumulative effect of a
       change in accounting principle              7,203          3,329             848            817            2,080
     Cumulative effect of a change in
       accounting principle                           --             --              --         (1,128)              --
                                                --------        -------         -------        -------          -------
     Net income (loss)                          $  7,203        $ 3,329         $   848         $ (311)         $ 2,080
                                                ========        =======         =======        =======          =======
     Earnings (loss) per share information:
     Basic
       Income from continuing operations
          before cumulative effect of a change
          in accounting principle               $   0.77        $  0.43         $  0.09        $  0.08          $  0.20
       Income (loss) from discontinued
          operations                                  --          (0.05)             --             --               --
       Cumulative effect of accounting change,
          net of tax                                  --             --              --          (0.11)              --
                                                --------        -------         -------        -------          -------
       Net income (loss)                        $   0.77        $  0.38         $  0.09        $ (0.03)         $  0.20
                                                ========        =======         =======        =======          =======
       Weighted average number of common
          shares outstanding                       9,344          8,670           9,323         10,348           10,415
     Diluted
       Income from continuing operations
          before cumulative effect of a change
          in accounting principle               $   0.73        $  0.43         $  0.09        $  0.08          $  0.20
       Income (loss) from discontinued
          operations                                  --          (0.05)             --             --               --
       Cumulative effect of accounting change,
          net of tax                                  --             --              --          (0.11)              --
                                                --------        -------         -------        -------          -------
       Net income (loss)                        $   0.73        $  0.38         $  0.09        $ (0.03)         $  0.20
                                                ========        =======         =======        =======          =======
       Weighted average number of common
          shares outstanding                       9,801          8,694           9,329         10,352           10,436


                                            Dec. 31, 2002   Dec. 25, 2001   Dec. 26, 2000   Dec. 28, 1999   Dec. 29, 1998
                                            -------------   -------------   -------------   -------------   -------------
    BALANCE SHEET DATA:                                                     (In thousands)

    Working capital (deficit)                   $ (5,618)       $ (5,100)      $ (3,435)       $  (489)        $  (947)

    Total assets                                  55,895          43,150         40,128         41,352          41,284

    Notes payable, including current portion       2,540          10,350         11,980         14,395          11,815

    Stockholders' equity                          43,284          24,149         20,987         22,232          23,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     You should read the following discussion and analysis in conjunction with the information set forth under "Selected Financial Data" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.
     We began operations February 20, 1997 with three Fox and Hound and eight Bailey's restaurants. We have opened and closed restaurants since that date as follows:

                                                    1997(1)     1998     1999    2000     2001     2002    2003(2)
                                                    -------     ----     ----    ----     ----     ----    -------
     Open at beginning of period                       11        16       32      35       38       43        54
     Opened during period                               5        16        5       3        5       12         2
     Closed during period                               -         -        2       -        -        1         -
                                                       --        --       --      --       --       --        --
     Open at end of period                             16        32       35      38       43       54        56
                                                       ==        ==       ==      ==       ==       ==        ==

---------------

(1) From February 20, 1997 through December 30, 1997
(2) From January 1, 2003 through March 24, 2003

     The components of our net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For fiscal years 2002 and 2001, the components of net sales were as follows: (i) food and non-alcoholic beverages: 33.1% and 31.4%, respectively;
(ii) alcoholic beverages: 58.5% and 59.5%, respectively; and (iii) entertainment and other: 8.4% and 9.1%, respectively.
     The components of our cost of sales primarily include direct costs of food, non-alcoholic beverages and alcoholic beverages. These costs are generally variable and will fluctuate with changes in sales volume and sales mix.
     Components of restaurant operating expenses include operating payroll and fringe benefits, and occupancy, maintenance and utilities. All but one of our locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum sales levels.
     Depreciation and amortization costs primarily include depreciation and amortization of capital expenditures for restaurants.
     Prior to December 30, 1998, preopening costs which include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, were capitalized and amortized over a 12 month period, beginning in the period that the restaurant opened. Effective December 30, 1998, preopening costs are expensed as incurred.
     The provision for asset impairment reflects the charges made for the write down of certain underperforming restaurant assets. We periodically review our long lived assets that are held and used in our restaurant operations for indications of impairment. The provision for restaurant closing primarily includes the remaining lease obligation for closed restaurants.
     General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies, as well as accounting services fees, are major items in this category.

     In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of March 24, 2003, there were 40 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

RESULTS OF OPERATIONS

     The following discussion of results of operations should be read in conjunction with the information under the caption "Selected Financial Data," our Consolidated Financial Statements and related Notes thereto and the other financial data included elsewhere in this Form 10-K. We operate on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2000 and 2001 each consisted of 52 weeks and fiscal year 2002 consisted of 53 weeks. Our fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.
     The following table sets forth for the periods indicated the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales and other selected operating data.

                                                                          Year Ended(1)
                                                            ---------------------------------------
                                                            Dec. 31,        Dec. 25,       Dec. 26,
                                                              2002            2001           2000
                                                            --------        --------       --------
     INCOME STATEMENT DATA:
        Net sales                                             100.0%          100.0%         100.0%
        Costs and expenses:
           Cost of sales                                       26.2            27.1           26.4
           Operating expenses                                  50.8            50.1           50.5
           Depreciation and amortization                        5.1             5.2            6.4
           Preopening costs                                     1.6             1.6            0.9
           Provision for asset impairment                        --              --            4.3
                                                             ------          ------         ------
        Restaurant costs and expenses                          83.7            84.0           88.5
                                                             ------          ------         ------
        Restaurant operating income                            16.3            16.0           11.5
        General and administrative                              5.0             5.7            6.9
        Goodwill amortization                                    --             0.4            0.4
        Loss on disposal of assets                               --            (0.2)          (0.1)
                                                             ------          ------         ------
        Income from operations                                 11.3             9.7            4.1
           Other income/(expense)                              (0.1)             --             --
           Interest expense                                    (0.3)           (1.2)          (2.0)
                                                             ------          ------         ------
        Income from continuing operations
           before income taxes                                 10.9             8.5            2.1
        Provision for income taxes                              3.9             3.1            0.6
                                                             ------          ------         ------
        Income from continuing operations                       7.0             5.4            1.5
        Income (loss) from discontinued operations               --            (0.6)            --
                                                             ------          ------         ------
        Net income                                              7.0%            4.8%           1.5%
                                                             ======          ======         ======
     RESTAURANT OPERATING DATA:
        Number of locations at end of period                     54              43             38
        Number of store operating weeks (2)                   2,599           2,071          1,831
        Annualized average weekly sales per location (3)     $2,056          $1,780         $1,590

------------------------------------

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

FIFTY-THREE WEEKS ENDED DECEMBER 31, 2002 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 25, 2001

     Net sales increased $32,412,000 (46.3%) for the 53 weeks ended December 31, 2002 to $102,464,000 from $70,052,000 for the 52 weeks ended December 25, 2001, which was attributable to a 15.5% increase in annualized average weekly sales ($2,056,000 versus $1,780,000) and a 25.5% increase in store operating weeks (2,599 versus 2,071). Same store sales increased 6.6% for the 53 weeks ended December 31, 2002.
     Costs of sales increased $7,860,000 (41.5%) for the 53 weeks ended December 31, 2002 to $26,815,000 from $18,955,000 for the 52 weeks ended December 25,
2001, and decreased as a percentage of net sales to 26.2% from 27.1%. This decrease as a percentage of net sales was principally attributable to lower food costs associated with new barbeque items and price increases on selected menu items implemented in the fourth quarter of fiscal year 2002.
     Restaurant operating expenses increased $16,988,000 (48.4%) for the 53 weeks ended December 31, 2002 to $52,067,000 from $35,079,000 for the 52 weeks ended December 25, 2001, and increased as a percentage of net sales to 50.8% from 50.1%. This increase as a percentage of net sales was principally attributable to higher hourly labor costs on new restaurants during the initial months after opening, increases in group insurance costs and workers compensation premiums and higher advertising costs as a result of radio advertising in several markets, offset by leveraging fixed expenses against a higher sales volume.
     Depreciation and amortization increased $1,561,000 (43.2%) for the 53 weeks ended December 31, 2002 to $5,177,000 from $3,616,000 for the 52 weeks ended December 25, 2001, and decreased as a percentage of net sales to 5.1% from 5.2%. This increase in expense is due to additional depreciation on twelve restaurants opened net of one restaurant closed since December 25, 2001.
     Preopening costs increased $436,000 (35.8%) for the 53 weeks ended December 31, 2002 to $1,654,000 from $1,218,000 for the 52 weeks ended December 25, 2001, and remained 1.6% as a percentage of net sales. Preopening costs for fiscal year 2002 were related to the opening of twelve restaurants in fiscal year 2002 and partial preopening costs related to restaurants that will open in fiscal year 2003. Preopening costs for fiscal 2001 were related to the opening of five restaurants in fiscal year 2001 and costs related to restaurants that opened in fiscal year 2002.
     General and administrative expenses increased $1,190,000 (29.8%) for the 53 weeks ended December 31, 2002 to $5,181,000 from $3,991,000 for the 52 weeks ended December 25, 2001, due to an increase in corporate infrastructure to support our expansion. General and administrative expenses decreased as a percentage of net sales to 5.0% from 5.7%, due to higher sales volume.
     Other expense was $46,000 for the 53 weeks ended December 31, 2002. This expense was related to the write-off of an interest in a limited partnership investment.
     Loss on disposal of assets was $31,000 for the 53 weeks ended December 31, 2002 and $134,000 for the 52 weeks ended December 25, 2001. The losses reflect the disposal of certain video games for both years.
     Interest expense decreased $522,000 for the 53 weeks ended December 31, 2002 to $342,000 from $864,000 for the 52 weeks ended December 25, 2001. This decrease is due to both a lower interest rate and lower average balance applicable to our line of credit in the current fiscal year compared with the prior fiscal year.
     The effective income tax rate on income was 35.5% for the 53 weeks ended December 31, 2002 as compared to 36.8% for the 52 weeks ended December 25, 2001. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

     Income from discontinued operations was $13,000 for the 53 weeks ended December 31, 2002 due to income applicable to the restaurant closed on March 31, 2002.

FIFTY-TWO WEEKS ENDED DECEMBER 25, 2001 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 26, 2000

     Net sales increased $15,124,000 (27.5%) for the 52 weeks ended December 25, 2001 to $70,052,000 from $54,928,000 for the 52 weeks ended December 26, 2000, which was attributable to a 11.9% increase in annualized average weekly sales ($1,780,000 versus $1,590,000) and a 13.2% increase in store operating weeks (2,071 versus 1,830). Same store sales increased 7.4% for the 52 weeks ended December 25, 2001.
     Costs of sales increased $4,440,000 (30.6%) for the 52 weeks ended December 25, 2001 to $18,955,000 from $14,515,000 for the 52 weeks ended December 26,
2000, and increased as a percentage of net sales to 27.1% from 26.4%. This increase as a percentage of net sales was principally attributable to higher food costs associated with a new menu implemented in the first quarter of fiscal year 2001 and an increase in pork and poultry costs.
     Restaurant operating expenses increased $7,366,000 (26.6%) for the 52 weeks ended December 25, 2001 to $35,079,000 from $27,713,000 for the 52 weeks ended December 26, 2000, and decreased as a percentage of net sales to 50.1% from 50.5%. This decrease as a percentage of net sales was principally attributable to the effect of leveraging fixed expenses against higher unit volumes.
     Depreciation and amortization increased $112,000 (3.2%) for the 52 weeks ended December 25, 2001 to $3,616,000 from $3,504,000 for the 52 weeks ended December 26, 2000, and decreased as a percentage of net sales to 5.2% from 6.4%. This net increase was due principally to depreciation incurred during fiscal year 2001 on eight restaurants opened since September 5, 2000 offset by the elimination of depreciation in fiscal 2001 on (i) assets in two restaurants for which an impairment charge was taken in the fourth quarter of fiscal year 2000 and (ii) certain assets, principally capitalized smallwares, with a two-year life that were added in fiscal year 1998.
     Preopening costs increased $716,000 (142.9%) for the 52 weeks ended December 25, 2001 to $1,217,000 from $501,000 for the 52 weeks ended December 26, 2000, and increased as a percentage of net sales to 1.6% from 0.9%. Preopening costs for fiscal year 2001 were related to the opening of five restaurants in fiscal year 2001 and partial preopening costs related to restaurants that opened in fiscal year 2002. Preopening costs for fiscal 2000 were related to the opening of three restaurants in fiscal year 2000 and costs related to restaurants that opened in fiscal year 2001.
     Provision for asset impairment was $2,362,000 for the 52 weeks ended December 26, 2000.
     General and administrative expenses increased $222,000 (5.9%) for the 52 weeks ended December 25, 2001 to $3,991,000 from $3,769,000 for the 52 weeks ended December 26, 2000, due to an increase in corporate infrastructure to support our expansion. General and administrative expenses decreased as a percentage of net sales to 5.7% from 6.9%, due to higher sales volume.
     Loss on disposal of assets was $134,000 for the 52 weeks ended December 25, 2001 and $67,000 for the 52 weeks ended December 26, 2000. The losses reflect the disposal of certain video games for both years.
     Interest expense decreased $217,000 (20.1%) for the 52 weeks ended December 25, 2001 to $864,000 from $1,081,000 for the 52 weeks ended December 26, 2000.
This decrease is due to a
lower interest rate applicable to our line of credit in the current year compared with the prior year offset by a higher average balance on the line of credit during the current year compared with the prior year.
     The effective income tax rate on income was 36.8% for the 52 weeks ended December 25, 2001 as compared to 28.7% for the 52 weeks ended December 26, 2000. This increase was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.
     Loss from discontinued operations was $423,000 for the 52 weeks ended December 25, 2001 primarily due to a provision for asset impairment of $354,000, net of tax, applicable to the restaurant closed on March 31, 2002.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

     Our operating results may fluctuate significantly from period to period and the results for one period may not be indicative of results for other periods. Our operating results may also fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, seasonality, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.
     The timing of new restaurant openings may result in significant fluctuations in quarterly results as a result of the revenues and expenses associated with each new restaurant location. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, the restaurant's opening. In addition, the labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Our growth, operating results and profitability will depend to a large degree on our ability to increase the number of our restaurants.
     We expect seasonality to continue to be a factor in our results of operations. Historically, our revenues have been moderately higher in the first and fourth quarters due to weather conditions, major sporting events and the year-end holidays. Our revenues in most of our restaurants have been lower during the summer months of each year, and we expect lower second and third quarter revenues to continue in the future. In addition, for accounting purposes, the first, second and third quarters of each fiscal year consist of 12 weeks and fourth quarter consists of 16 or 17 weeks. As a result, some of the variations in our operating results may be attributable to the different lengths of the fiscal quarters. These quarterly fluctuations may cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall.
     The primary inflationary factors affecting our operations include food, liquor and labor costs. Significant numbers of our personnel are paid at rates related to the federal minimum wage which is currently $5.15 per hour. Accordingly, increases in the minimum wage will increase our labor costs. As costs of food and labor have increased, we have historically been able to offset these increases through economies of scale and improved operating procedures. To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, we operate with negative working capital. Negative working capital increased $518,000 to $5,618,000 as of December 31, 2002 from $5,100,000 as of December 25, 2001. This increase is attributable primarily to the cost of purchases of property and equipment in excess of working capital provided by operations, net proceeds from the line of credit and net proceeds from the sale of stock. Cash decreased $230,000 to $1,116,000 as of December 31, 2002 from $1,346,000 as of December 25, 2001. We do not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
     On September 1, 1998 we entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of our assets. The Line of Credit requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of December 31, 2002 the we had borrowed $2,540,000 under the Line of Credit. We are in compliance with all debt covenants.
     Cash flows from operations were $13,852,000 for the 53 weeks ended December 31, 2002 compared to $10,388,000 for the 52 weeks ended December 25, 2001. Purchases of property and equipment were $17,903,000 in the 53 weeks ended December 31, 2002 compared to $9,540,000 in the 52 weeks ended December 25, 2001. Net repayments of the revolving note payable to bank were $7,810,000 for the 53 week period ending December 31, 2002 compared to $1,630,000 for the 52 weeks ending December 25, 2001. At December 31, 2002, we had $1,116,000 in cash and cash equivalents.
     We intend to open 10 to 12 new locations in fiscal year 2003 and twelve to fifteen new locations in fiscal year 2004. At March 24, 2003, two restaurants had been opened in fiscal 2003, three restaurants were under construction and an additional five leases had been executed. We are currently evaluating locations in markets familiar to our management team. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases. We expect to expend approximately $14.0 to $18.0 million to open new locations over the next twelve months.
     We believe the funds available from the Line of Credit and cash flow from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in our operating plans, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to us or at all.
     A summary of our obligations and commitments to make future payments under contracts, including debt, lease agreements and the administrative services agreement is presented below. The long-term debt payments represent principal payments only. The Company must also make monthly interest payments on the outstanding debt balance at a rate of 1/2% below the prime rate as published in The Wall Street Journal (3.75% at December 31, 2002).

                                                        Less than         1-3            4-5            After
    Contractual Obligations               Total          1 Year          Years          Years          5 Years
    -----------------------               -----          ------          -----          -----          -------
    Long-term debt                    $  2,540,000   $     98,000    $  1,231,000   $  1,211,000   $         --
    Operating leases                    38,832,000      6,210,000       8,750,000      7,322,000     16,550,000
    Other commitments                    1,334,200        619,450         714,750             --             --
                                      ------------   ------------    ------------   ------------   ------------
    Totals                            $ 42,706,200   $  6,927,450    $ 10,695,750   $  8,533,000   $ 16,550,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We consider determination of impairment of long-lived assets as a critical accounting policy because the determination as to whether the long-lived assets of a restaurant are impaired, and, if impaired, the fair value of such assets, requires the use of judgment, particularly as it relates to projecting whether the sum of expected undiscounted future cash flows for the restaurant over an extended period of time will equal or exceed the carrying value of such assets. We use the best information available to make the determination; however, actual future cash flows for a restaurant may vary significantly from the cash flows projected in conjunction with the impairment assessment. The potential impact on our financial statements of incorrect judgments regarding impairment of long-lived assets is that a provision for impairment could be needlessly recorded if projected future cash flows for a restaurant are significantly underestimated or a provision for impairment could be deferred until later determined necessary in a future period if initial projected cash flows are overestimated. See Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy for impairment of long-lived assets.

FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, potential increases in food, alcohol, labor, and other operating costs, changes in competition, the inability to find suitable new locations, changes in consumer preferences or spending patterns, changes in demographic trends, the effectiveness of our operating and growth initiatives and promotional efforts, and changes in government regulation. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Our Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 4.21% for the year ended December 31, 2002. The following table presents the quantitative interest rate risks at December 31, 2002:

                                                  Principal Amount by Expected Maturity
                                            ------------------------------------------------
                                                                (In thousands)                                 Fair
                                                                                            There-             Value
     (dollars in thousands)          2003       2004       2005       2006       2007       after    Total    12/31/02
     ----------------------          ----       ----       ----       ----       ----       -----    -----    --------
     Variable rate debt              $ 98       $604       $627       $651       $561        $--     $2,540    $2,540
     Average Interest Rate--
     1/2% below prime                3.75%      3.75%      3.75%      3.75%      3.75%      3.75%

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 concerning holdings of our common stock by certain beneficial owners will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     This table summarizes information about our equity compensation plans (including individual compensation arrangements) which authorize the issuance of equity securities as of December 31, 2002.

                                                                                                Number of Securities
                                               Number of Securities to                           Remaining Available
                                                   be Issued Upon         Weighted-Average       for Future Issuance
                                                     Exercise of          Exercise Price of         Under Equity
                                               Outstanding Options(1)    Outstanding Options     Compensation Plans
                                               ----------------------    -------------------     ------------------
     Plan Category:
       Equity Compensation Plans Approved by
         Security Holders (2)                         1,032,741               $   5.42                 680,292
       Equity Compensation Plans Not Approved
         by Security Holders                                 --                     --                      --
                                                      ---------               --------                 -------
     Total                                            1,032,741               $   5.42                 680,292
                                                      =========               ========                 =======

     (1) Number of shares is subject to adjustment for changes in capitalization such as stock splits, stock dividends and similar events.
     (2) Consists of the 1997 Incentive and Nonqualified Stock Option Plan and the 1997 Directors Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
     Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND AND REPORTS ON FORM 8-K

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

                 *3.2    By-laws of the Registrant.

                 *4.1    Specimen Certificate of the Registrant's Common Stock.

                *10.1 Form of 1997 Incentive and Nonqualified Stock Option Plan of the Registrant.

                *10.2    Form of 1997 Directors' Stock Option Plan of the
                         Registrant.

                *10.3 Form of Indemnification Agreement for officers and directors of the Registrant.

                *10.4 Non-Competition, Confidentiality and Non-Solicitation Agreement between the Registrant and Dennis L. Thompson, dated February 20, 1997.

                *10.5 Non-Competition, Confidentiality and Non-Solicitation Agreement between the Registrant and Thomas A. Hager, dated February 20, 1997.

                *10.6 Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

                *10.6.1 First Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

                *10.6.2 Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

                *10.7 Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

                *10.7.1 Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

               **10.8 Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as "Guarantors," dated September 1, 1998.

               **10.8.1 First Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as "Guarantors," dated October 30, 2001.

               **10.8.2 Second Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as "Guarantors," dated June 14, 2002.

               **10.9 Agreement for Sale and Purchase of Assets between BMR Restaurants, LLC and Fox & Hound of Virginia, Inc., dated February 6, 2002.

              **10.10 Subscription Agreement between Fox & Hound of Colorado, Inc. and Cool River Restaurant Denver, L.P., dated April 27, 2000.

              **10.11 Subscription Agreement between Fox & Hound of Texas, Inc. and Cool River Restaurant Austin, L.P., dated April 27, 2000.

              **10.12    Employment Agreement between the Registrant and Steven
                         M. Johnson, dated June 12, 2002.

              **10.13    Employment Agreement between the Registrant and Kenneth
                         C. Syvarth, dated June 12, 2002.

              **10.14    Employment Agreement between the Registrant and James
                         K. Zielke, dated June 12, 2002.

              **10.15    Employment Agreement between the Registrant and Gary M.

                         Judd, dated June 12, 2002.
              **10.16    Fox & Hound of Littleton, Inc. Stockholders Agreement
                         by and among TENT Finance, Inc., Gary M. Judd and James
                         K. Zielke dated as of June 12, 2002.
              **10.17    Fox & Hound of Littleton, Inc. Form of Pledge and
                         Security Agreement.
              ***21.1    Subsidiaries of Registrant.
              ***24.1    Powers of Attorney (included on the signature page of
                         this Form 10-K).
              ***99.1    Certification by Steven M. Johnson pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              ***99.2    Certification by James K. Zielke pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b) Reports on Form 8-K filed in the fourth quarter of 2002:

              We filed two Form 8-Ks under Item #5 - Other Events for the quarter ended December 31, 2002

           * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-23343).
          ** Incorporated by reference to the Company's Registration Statement on Form S-2, as amended (Commission File No. 333-90542).
         ***  Filed herewith
        **** Incorporated by reference to our Form 8-K of November 9, 2000 (Commission File No. 000-22753)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 28th day of March, 2003.


                                        TOTAL ENTERTAINMENT RESTAURANT CORP.
                                                    (Registrant)



                                                /s/ James K. Zielke
                                       ----------------------------------------
                                                  James K. Zielke
                                              Chief Financial Officer,
                                         Treasurer, Secretary and Director
                                           (principal accounting officer)

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


               SIGNATURE                           TITLE                             DATE
               ---------                           -----                             ----

        /s/ Dennis L. Thompson            Co-Chairman of the Board              March 28, 2003
     --------------------------------
          Dennis L. Thompson


        /s/ Stephen P. Hartnett           Co-Chairman of the Board              March 28, 2003
     --------------------------------
          Stephen P. Hartnett


         /s/ Steven M. Johnson           Chief Executive Officer and            March 28, 2003
     --------------------------------              Director
           Steven M. Johnson           (principal executive officer)



           /s/ Gary M. Judd                President and Director               March 28, 2003
     --------------------------------
             Gary M. Judd


          /s/ James K. Zielke             Chief Financial Officer,              March 28, 2003
     --------------------------------       Treasurer, Secretary
            James K. Zielke                     and Director
                                       (principal accounting officer)


         /s/ Thomas A. Hager                     Director               March 28, 2003
     --------------------------------
           Thomas A. Hager


       /s/ C. Wells Hall, III                    Director               March 28, 2003
     --------------------------------
         C. Wells Hall, III


         /s/ E. Gene Street                      Director               March 28, 2003
     --------------------------------
           E. Gene Street


       /s/ John D. Harkey, Jr.                   Director               March 28, 2003
     --------------------------------
         John D. Harkey, Jr.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                            SECTION 302 CERTIFICATION

I, Steven M. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Total Entertainment Restaurant Corp., a Delaware corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 28, 2003                             /s/ Steven M. Johnson
    -----------------------------               --------------------------------
                                                Steven M. Johnson
                                                Chief Executive Officer

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                            SECTION 302 CERTIFICATION

I, James K. Zielke, certify that:

1. I have reviewed this annual report on Form 10-K of Total Entertainment Restaurant Corp., a Delaware corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 28, 2003                       /s/ James K. Zielke
    ---------------------------           --------------------------------------
                                          James K. Zielke
                                          Chief Financial Officer, Secretary
                                          and Treasurer

              SUBSIDIARIES OF TOTAL ENTERTAINMENT RESTAURANT CORP.
                              AS OF MARCH 24, 2003


     F & H Restaurant Corp.                 Bryant Beverage Corporation
     TENT Finance, Inc.                     Campbell Beverage Corp.
     TENT Management, Inc.                  Downtown Beverage Corp.
     Bailey's Sports Grill                  Fox & Hound Club
     Bailey's Sports Grille, Inc.           Guadalupe Beverage Corp.
     Fox & Hound, Inc.                      Jackson Beverage Corporation
     Fox & Hound II, Inc.                   Lewisville Beverage Corp.
     F & H Restaurants of Texas, Inc.       Raider Beverage Corporation
     Alabama Fox & Hound, Inc.              Rocket Beverage Corporation
     Fox & Hound of Arizona, Inc.           Skillman Beverage Corp.
     Fox & Hound of Colorado, Inc.          Midway Entertainment, Ltd.
     F & H Restaurant of Georgia, Inc.      N. Collins Entertainment, Ltd.
     Fox & Hound of Illinois, Inc.          505 Entertainment, Ltd.
     Fox & Hound of Indiana, Inc.           Fox & Hound of San Antonio, Ltd.
     F & H of Iowa, Inc.                    Fox & Hound of Austin, Ltd.
     Fox & Hound of Kansas, Inc.            Fox & Hound of Dallas, Ltd.
     F & H of Kennesaw, Inc.                Fox & Hound of Dallas #3, Ltd.
     Fox & Hound of Littleton, Inc.         Fox & Hound of Lubbock, Ltd.
     Fox & Hound of Louisiana, Inc.         Fox & Hound of Houston, Ltd.
     Fox & Hound of Michigan, Inc.          Fox & Hound of Houston #2, Ltd.
     Fox & Hound of Missouri, Inc.          Fox & Hound of Houston #3, Ltd.
     Fox & Hound of Nebraska, Inc.          Fox & Hound of Lewisville, Ltd.
     Fox & Hound of North Carolina, Inc.    Fox & Hound of Fort Worth, Ltd.
     Fox & Hound of Ohio, Inc.              Fox & Hound of Richardson, Ltd.
     Pennsylvania Fox & Hound, Inc.
     Fox & Hound of Tennessee, Inc.
     Fox & Hound of Texas, Inc.
     Fox & Hound of Virginia, Inc.