Form 10-Q
period 2003-03-25
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2003-05-09
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED                        COMMISSION FILE NUMBER
         March 25, 2003                                       000-22753
         --------------                                       ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                          52-2016614
          --------                                          ----------
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

           Class                                  Outstanding at April 30, 2003
           -----
COMMON STOCK, $.01 PAR VALUE                             9,727,523 SHARES

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1. Condensed Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets at
    March 25, 2003 and December 31, 2002                                2

    Condensed Consolidated Statements of
    Operations for the twelve weeks ended
    March 25, 2003 and March 19, 2002                                   3

    Condensed Consolidated Statements of
    Cash Flows for the thirty-six weeks ended
    March 25, 2003 and March 19, 2002                                   4

    Notes to Condensed Consolidated
    Financial Statements                                                5

Item 2. Management's Discussion and
    Analysis of Financial Condition and
    Results of Operations                                               7

Item 3. Quantitative and Qualitative
    Disclosures About Market Risk                                      11

Item 4. Procedures and Controls                                        12

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                               12


                                    TOTAL ENTERTAINMENT RESTAURANT CORP.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                               March 25, 2003        December 31, 2002
                                                            -------------------    ---------------------
                   ASSETS

Current assets:
    Cash and cash equivalents                                    $     792,446            $   1,116,094
    Inventories                                                      1,589,608                1,603,672
    Deferred income taxes                                              211,620                  212,367
    Other current assets                                             2,376,429                1,034,151
                                                                 -------------            -------------
       Total current assets                                          4,970,103                3,966,284

Property and equipment:
    Land                                                               600,000                  600,000
    Buildings                                                          702,739                  702,739
    Leasehold improvements                                          39,133,728               36,653,603
    Equipment                                                       21,667,434               20,802,285
    Furniture and fixtures                                           6,332,329                5,845,627
                                                                 -------------            -------------
                                                                    68,436,230               64,604,254
    Less accumulated depreciation and amortization                  18,754,812               17,391,742
                                                                 -------------            -------------
                                                                    49,681,418               47,212,512
Other assets:
    Goodwill, net of accumulated amortization                        3,661,134                3,661,134
    Advances to developer                                            1,102,000                  570,000
    Other assets                                                       622,245                  485,354
                                                                 -------------            -------------
Total other assets                                                   5,385,379                4,716,488
                                                                 -------------            -------------
          Total assets                                           $  60,036,900            $  55,895,284
                                                                 =============            =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                             $     336,721            $      98,413
    Accounts payable                                                 5,308,524                4,043,123
    Sales tax payable                                                  873,476                1,032,184
    Accrued payroll                                                    969,616                1,148,677
    Accrued payroll taxes                                              666,414                  751,920
    Accrued income taxes                                               880,172                  960,645
    Lease obligation for closed store                                   15,872                   42,606
    Other accrued liabilities                                        1,882,616                1,506,847
                                                                 -------------            -------------
          Total current liabilities                                 10,933,411                9,584,415

Notes payable                                                        3,123,279                2,441,587
Deferred taxes                                                         190,275                   98,633
Deferred revenue                                                        66,952                   73,875
Accrued rent                                                           461,869                  413,167

Stockholders' equity:
    Preferred stock                                                          -                        -
    Common stock                                                        98,326                   98,663
    Additional paid-in capital                                      28,764,697               29,054,438
    Retained earnings                                               16,398,091               14,130,506
                                                                 -------------            -------------
          Total stockholders' equity                                45,261,114               43,283,607
                                                                 -------------            -------------
          Total liabilities and stockholders' equity             $  60,036,900            $  55,895,284
                                                                 =============            =============

                                            See accompanying notes.

                                                      -2-


                                   TOTAL ENTERTAINMENT RESTAURANT CORP.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                         Twelve weeks              Twelve weeks
                                                            ended                     ended
                                                         March 25,2003            March 19,2002
                                                    -----------------------   ---------------------
Sales:
    Food and beverage                                        $  24,866,211           $  19,875,913
    Entertainment and other                                      2,174,700               1,948,821
                                                             -------------           -------------
       Total net sales                                          27,040,911              21,824,734
Costs and expenses:
    Costs of sales                                               6,949,027               5,731,487
    Restaurant operating expenses                               13,514,737              10,400,074
    Depreciation and amortization                                1,355,668               1,009,618
    Preopening costs                                               286,843                 490,641
                                                             -------------           -------------
Restaurant costs and expenses                                   22,106,275              17,631,820
                                                             -------------           -------------
Restaurant operating income                                      4,934,636               4,192,914
General and administrative expenses                              1,366,958               1,155,265
Loss on disposal of assets                                               -                  18,239
                                                             -------------           -------------
Income from operations                                           3,567,678               3,019,410

Other income (expense):
    Other income/(expense)                                             304                       6
    Interest expense                                               (24,881)               (106,665)
                                                             -------------           -------------
Income from continuing operations
    before income taxes                                          3,543,101               2,912,751
Provision for income taxes                                       1,275,516               1,047,399
                                                             -------------           -------------
Income from continuing operations                                2,267,585               1,865,352
Income from discontinued operations                                      -                  32,111
                                                             -------------           -------------
Net income                                                   $   2,267,585           $   1,897,463
                                                             =============           =============

Basic earnings per share:
    Income from continuing operations                        $        0.23           $        0.22
    Income from discontinued operations                                  -                       -
                                                             -------------           -------------
    Basic earnings per share                                 $        0.23           $        0.22
                                                             =============           =============

Diluted earnings per share
    Income from continuing operations                        $        0.22           $        0.21
    Income from discontinued operations                                  -                       -
                                                             -------------           -------------
    Diluted earnings per share                               $        0.22           $        0.21
                                                             =============           =============

                                         See accompanying notes.

                                                    -3-

                                    TOTAL ENTERTAINMENT RESTAURANT CORP.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                         Twelve weeks       Twelve weeks
                                                                             ended             ended
                                                                        March 25, 2003     March 19, 2002
                                                                       ----------------   ----------------
Cash flows from operating activities:
   Net income                                                           $   2,267,585      $   1,897,463
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                                   -             18,239
       Depreciation and amortization                                        1,372,589          1,024,193
       Deferred income taxes                                                   92,389             45,556
       Net change in operating assets and liabilities:
           Change in operating assets                                      (1,474,624)          (870,521)
           Change in operating liabilities                                   (243,434)          (356,505)
                                                                        -------------      -------------
         Net cash provided by operating activities                          2,014,505          1,758,425

Cash flows from investing activities:
   Purchases of property and equipment                                     (2,436,075)        (4,676,400)
   Advances to developer                                                     (532,000)                 -
   Proceeds from disposal of assets                                                 -              6,395
                                                                        -------------      -------------
         Net cash used in investing activities                             (2,968,075)        (4,670,005)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                             7,935,000          7,860,000
   Payments of revolving note payable to bank                              (7,015,000)        (5,385,000)
   Proceeds from exercise of stock options                                     37,501                  -
   Purchase of common stock                                                  (327,579)                 -
                                                                        -------------      -------------
         Net cash provided by financing activities                            629,922          2,475,000
                                                                        -------------      -------------
         Net (decrease) increase in cash and cash equivalents                (323,648)          (436,580)

Cash and cash equivalents at beginning of period                            1,116,094          1,346,495
                                                                        -------------      -------------
Cash and cash equivalents at end of period                              $     792,446      $     909,915
                                                                        =============      =============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $      25,432      $     114,717
Cash paid for income taxes                                                  1,263,601          1,710,457

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
   payable                                                                  1,395,901            123,463

                                             See accompanying notes.

                                                      -4-

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     -------------------------------------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2002 Form 10-K. The results of the twelve weeks ended March 25, 2003 are not necessarily indicative of the results to be expected for the full year ending December 30 2003.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

     In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options with grant prices equal to the fair value of the Company's common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 2.9% to 5.3%; no dividend yields; volatility factor ranging from 0.281 to 0.853; and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                   12 weeks           12 weeks
                                                                    ended              ended
                                                                March 25, 2003    March 19, 2002
                                                               ----------------- ----------------
     Net income, as reported                                       $2,267,585       $1,897,463
     Pro forma stock-based employee
        compensation cost, net of tax                                  89,858           60,043
                                                               ----------------- ----------------
     Pro forma net income                                          $2,177,727       $1,837,420
                                                               ================= ================
     Earnings per share:
        Basic, as reported                                         $     0.23       $     0.22
        Basic, pro forma                                           $     0.22       $     0.21
        Diluted, as reported                                       $     0.22       $     0.21
        Diluted, pro forma                                         $     0.21       $     0.20
     Weighted  average fair value of options  granted  during
       the quarter                                                 $     5.66              N/A

3.   STOCK OPTIONS
     -------------

     During the twelve week period ended March 25, 2003, the Company granted to certain key employees stock options for 69,500 shares of Common Stock at a weighted-average exercise price of $8.24 per share and options to purchase 7,143 shares were exercised at a weighted-average exercise price of $5.25 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

4.   EARNINGS PER SHARE
     ------------------

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 25, 2003 and March 19, 2002 were 9,864,658 and 8,665,611, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 25, 2003 and March 19, 2002 were 10,247,682 and 9,025,477, respectively.

5.   NEW ACCOUNTING STANDARDS
     ------------------------

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

6.   LEGAL PROCEEDINGS
     -----------------

     Certain former employees have filed a complaint on their own behalf and on the behalf of similarly situated persons alleging the Company violated certain provisions of the Fair Labor Standards Act. Although it is not possible at this time for the Company to evaluate the merits of this claim, nor their likelihood of success, management of the Company is of the opinion that any resulting liability will not have a material adverse effect on the Compnany's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of March 25, 2003, the Company owned and operated 56 restaurants under the Fox and Hound Smokehouse & Tavern and Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of polished brass, embroidered chairs and booths, hunter green and burgundy walls, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of March 25, 2003, the Company owned and operated 42 Fox and Hound restaurants and 14 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of March 19, 2002, the Company owned and operated 33 Fox and Hound restaurants and 14 Bailey's restaurants.

         The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended March 25, 2003, food and non-alcoholic beverages were 32.4% of total sales, alcoholic beverages were 59.6% of total sales and entertainment and other were 8.0% of total sales. For the twelve weeks ended March 19, 2002, food and non-alcoholic beverages were 31.9% of total sales, alcoholic beverages were 59.1% of total sales and entertainment and other were 9.0% of total sales.

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

     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of March 25, 2003, there were 40 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52. These calculations include sales and store operating weeks for the one unit included in discontinued operations.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data. The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal year 2002 consisted of 53 weeks and fiscal year 2003 consists of 52 weeks. Fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.

                                                                 TWELVE WEEKS ENDED
                                                                 ------------------
                                                              MARCH 25,       MARCH 19,
                                                                2003            2002
                                                              ---------       ---------
OPERATING STATEMENT DATA:
     Net sales                                                  100.0%          100.0%
     Costs and expenses:
         Costs of sales.......................................   25.7            26.3
         Restaurant operating expenses........................   50.0            47.7
         Depreciation and amortization........................    5.0             4.6
         Preopening costs.....................................    1.1             2.2
                                                               ------          ------

             Restaurant costs and expenses....................   81.8            80.8
                                                               ------          ------

     Restaurant operating income..............................   18.2            19.2
     General and administrative expenses......................    5.0             5.3
     Loss on disposal of assets...............................     --             0.1
                                                               ------          ------
     Income from operations...................................   13.2            13.8
     Interest expense                                             0.1             0.5
                                                               ------          ------
     Income from continuing operations before income taxes....   13.1            13.3
     Provision for income taxes                                   4.7             4.8
                                                               ------          ------
     Income from continuing operations........................    8.4             8.5
     Income from discontinued operations                           --             0.2
                                                               ------          ------
     Net income...............................................    8.4%            8.7%
                                                               ======          ======

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location.............$ 2,137         $ 2,131
     Number of restaurants at end of the period...............     56              47

TWELVE WEEKS ENDED MARCH 25, 2003 COMPARED TO TWELVE WEEKS ENDED MARCH 19, 2002

     Net sales increased $5,216,000 (23.9%) for the twelve weeks ended March 25, 2003 to $27,041,000 from $21,825,000 for the twelve weeks ended March 19, 2002.
This increase was due to a 21.9% increase in store weeks (658 versus 540) as a result of ten restaurants opened and one restaurant closed since March 19, 2002 and a 2.8% increase in annualized average weekly sales for units open during the entire period primarily as a result of increased customer traffic. Comparable restaurant sales decreased 2.3% for the quarter ended March 25, 2003.

     Costs of sales increased $1,218,000 (21.3%) for the twelve weeks ended March 25, 2003 to $6,949,000 from $5,731,000 in the twelve weeks ended March 19, 2002, and decreased as a percentage of sales to 25.7% from 26.3%. This decrease as a percentage of sales is principally attributable to price increases implemented in the first quarter of fiscal year 2003.

     Restaurant operating expenses increased $3,115,000 (30.0%) for the twelve weeks ended March 25, 2003 to $13,515,000 from $10,400,000 in the twelve weeks ended March 19, 2002, and increased as a percentage of net sales to 50.0% from 47.7%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units, higher employee benefits, higher utility costs, and higher liability insurance and claims expense.

     Depreciation and amortization increased $346,000 (34.3%) for the twelve weeks ended March 25, 2003 to $1,356,000 from $1,010,000 in the twelve weeks ended March 19, 2002, and increased as a percentage of sales to 5.0% from 4.6%. This increase in expense is due to additional depreciation on ten restaurants opened net of one restaurant closed since March 19, 2002.

     Preopening costs decreased $204,000 (41.5%) for the twelve weeks ended March 25, 2003 to $287,000 from $491,000 in the twelve weeks ended March 19, 2002. These costs are attributable to two units that opened during the twelve weeks ended March 25, 2003 and partial preopening expenses for four restaurants which have yet to open. Four restaurants were opened in the twelve weeks ended March 19, 2002.

     General and administrative expenses increased $212,000 (18.4%) for the twelve weeks ended March 25, 2003 to $1,367,000 from $1,155,000 in the twelve weeks ended March 19, 2002, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses decreased as a percentage of net sales to 5.0% from 5.3%, due to the leverage of infrastructure expense against a higher sales volume.

     Loss on disposal of assets was $18,000 for the twelve weeks ended March 19, 2002. The losses reflect the disposal of certain video games.

     Interest expense was $25,000 for the twelve weeks ended March 25, 2003 and $107,000 for the twelve weeks ended March 19, 2002. This decrease is due to both a lower interest rate and lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

     The effective income tax rate was 36.0% for the twelve weeks ended March 25, 2003 and 36.0% for the twelve weeks ended March 19, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $345,000 to $5,963,000 as of March 25, 2003 from $5,618,000 as of December 31, 2002. This increase is attributable primarily to the excess of cost of purchases of property and equipment and repurchases of common stock in excess of working capital provided by operations and net proceeds from the line of credit. Cash decreased $324,000 at March 25, 2003 compared to the balance of $1,116,000 at December 31, 2002. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in THE WALL STREET JOURNAL. Proceeds from the Line of Credit are being used for restaurant development. As of March 25, 2003 the Company had borrowed
$3,460,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $2,015,000 in the 12 weeks ended March 25, 2003 compared to $1,758,000 in the 12 weeks ended March 19, 2002. Purchases of property and equipment were $2,436,000 in the 12 weeks ended March 25, 2003 compared to $4,676,000 in the 12 weeks ended March 19, 2002. Advances made to the developer of two build-to-suit locations were $532,000 in the 12 weeks ended March 25, 2003. Net proceeds from the revolving note payable to bank was $920,000 for the 12 week period ending March 25, 2003 compared to $2,475,000 for the 12 weeks ending March 19, 2002. At March 25, 2003, the Company had $792,000 in cash and cash equivalents.

     The Company intends to open ten to twelve new locations in fiscal year 2003 and twelve to fifteen new locations in fiscal year 2004. At March 25, 2003, two units had been opened in fiscal 2003, three units were under construction, leases had been executed on six additional sites, and lease negotiations had begun on three additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $15.0 to $20.0 million to open new locations over the next twelve months.

     The Company believes the funds available from the Line of Credit and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK

     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 3.75% for the twelve weeks ended March 25, 2003. The interest rate at March 25, 2003 was 3.75%. The following table presents the quantitative interest rate risks at March 25, 2003:

                                                     Principal Amount by Expected Maturity
                                     --------------------------------------------------------------------
                                                                 (In thousands)
                                                                                                          Fair
                                                                                  There-                 Value
     (dollars in thousands)       2003      2004      2005     2006      2007      after     Total     3/25/03
     ----------------------       ----      ----      ----     ----      ----     ------     -----     -------

     Variable rate debt           $134       $822      $854     $886      $764    $   -      $3,460     $3,460
     Average Interest Rate--
     1/2% below prime                -       3.75%     3.75%    3.75%     3.75%    3.75%

ITEM 4.  PROCEDURES AND CONTROLS
         -----------------------

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibits

     Exhibit 99.1 - Certification by Steven M. Johnson pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 - Certification by James K. Zielke pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     A Current Report on Form 8-K (Item 5) dated January 8, 2003, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.
      A Current Report on Form 8-K (Item 5) dated February 14, 2003, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

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

     Date      May 8, 2003                /s/ James K. Zielke
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


Date   May 8, 2003                            /s/ James K. Zielke
    ----------------------------              ------------------------
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


Date      May 8, 2003                           /s/ Steven M. Johnson
     --------------------------------           ------------------------------
                                                Steven M. Johnson
                                                Chief Executive Officer

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        REPORT ON FORM 10Q MARCH 25, 2003

                 CERTIFICATION BY STEVEN M. JOHNSON PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Chief Executive Officer of Total Entertainment Restaurant Corp. (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 25, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.



Date      May 8, 2003                           /s/ Steven M. Johnson
     --------------------------------           ------------------------------
                                                Steven M. Johnson
                                                Chief Executive Officer












EXHIBIT 99.1

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                        REPORT ON FORM 10Q MARCH 25, 2003

                  CERTIFICATION BY JAMES K. ZIELKE PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Chief Financial Officer of Total Entertainment Restaurant Corp. (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 25, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.



Date   May 8, 2003                            /s/ James K. Zielke
    ----------------------------              ------------------------
                                              James K. Zielke
                                              Chief Financial Officer,
                                              Secretary and Treasurer








EXHIBIT 99.2