Form 10-Q
period 2003-06-17
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2003-08-01
CIK 1035374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                           Commission file number
       JUNE 17, 2003                                     000-22753
       -------------                                     ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                             52-2016614
        --------                                             ----------
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

          Class                                  Outstanding at July 25, 2003
          -----                                         9,751,548 SHARES
COMMON STOCK, $.01 PAR VALUE

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION
-------------------------------

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEETS AT
     JUNE 17, 2003 AND DECEMBER 31, 2002                                   2

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWELVE WEEKS ENDED
     JUNE 17, 2003 AND JUNE 11, 2002                                       3

     CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 17, 2003 AND JUNE 11, 2002                                       4

     CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 17, 2003 AND JUNE 11, 2002                                       5

     NOTES TO CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS                                                  6

ITEM 2. MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                 8

ITEM 3. QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK                                        14

ITEM 4. PROCEDURES AND CONTROLS                                           14

PART II. OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15


                              TOTAL ENTERTAINMENT RESTAURANT CORP.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                              June 17, 2003       December 31, 2002
                                                           ------------------   --------------------
                    ASSETS
Current assets:
    Cash and cash equivalents                                   $   612,020           $ 1,116,094
    Inventories                                                   1,560,992             1,603,672
    Deferred income taxes                                           210,874               212,367
    Other current assets                                          1,556,901             1,034,151
                                                                -----------           -----------
       Total current assets                                       3,940,787             3,966,284

Property and equipment:
    Land                                                            600,000               600,000
    Buildings                                                       702,886               702,739
    Leasehold improvements                                       40,819,706            36,653,603
    Equipment                                                    22,493,826            20,802,285
    Furniture and fixtures                                        6,679,457             5,845,627
                                                                -----------           -----------
                                                                 71,295,875            64,604,254
    Less accumulated depreciation and amortization               20,146,243            17,391,742
                                                                -----------           -----------
                                                                 51,149,632            47,212,512
Other assets:
    Goodwill, net of accumulated amortization                     3,661,134             3,661,134
    Advances to developer                                         1,102,000               570,000
    Other assets                                                    930,854               485,354
                                                                -----------           -----------
Total other assets                                                5,693,988             4,716,488
                                                                -----------           -----------
          Total assets                                          $60,784,407           $55,895,284
                                                                ===========           ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                            $   804,894           $    98,413
    Accounts payable                                              2,785,318             4,043,123
    Sales tax payable                                             1,135,078             1,032,184
    Accrued payroll                                               1,219,317             1,148,677
    Accrued payroll taxes                                           520,065               751,920
    Accrued income taxes                                          1,569,832               960,645
    Lease obligation for closed store                                     -                42,606
    Other accrued liabilities                                     2,089,415             1,506,847
                                                                -----------           -----------
          Total current liabilities                              10,123,919             9,584,415


Notes payable                                                     4,340,106             2,441,587
Deferred taxes                                                      162,276                98,633
Deferred revenue                                                     60,029                73,875
Accrued rent                                                        483,378               413,167

Stockholders' equity:
    Preferred stock                                                       -                     -
    Common stock                                                     97,345                98,663
    Additional paid-in capital                                   27,883,804            29,054,438
    Retained earnings                                            17,633,550            14,130,506
                                                                -----------           -----------
          Total stockholders' equity                             45,614,699            43,283,607
                                                                -----------           -----------
          Total liabilities and stockholders' equity            $60,784,407           $55,895,284
                                                                ===========           ===========

                                      See accompanying notes.

                                               - 2 -


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Twelve weeks         Twelve weeks
                                                       ended                 ended
                                                   June 17, 2003        June 11, 2002
                                                  ---------------       ---------------
Sales:
    Food and beverage                               $23,264,177           $19,500,517
    Entertainment and other                           1,984,812             1,908,331
                                                   ------------          ------------
       Total net sales                               25,248,989            21,408,848
Costs and expenses:
    Costs of sales                                    6,565,241             5,596,385
    Restaurant operating expenses                    13,504,360            11,272,784
    Depreciation and amortization                     1,403,025             1,054,611
    Preopening costs                                    372,012               361,180
                                                   ------------          ------------
Restaurant costs and expenses                        21,844,638            18,284,960
                                                   ------------          ------------
Restaurant operating income                           3,404,351             3,123,888
General and administrative expenses                   1,429,109             1,170,409
Loss on disposal of assets                               16,726                     -
                                                   ------------          ------------
Income from operations                                1,958,516             1,953,479

Other income (expense):
    Other income/(expense)                                    -                     4
    Interest expense                                    (45,161)             (118,745)
                                                   ------------          ------------
Income from continuing operations
    before income taxes                               1,913,355             1,834,738
Provision for income taxes                              677,896               689,831
                                                   ------------          ------------
Income from continuing operations                     1,235,459             1,144,907
Income(loss) from discontinued operations                     -               (19,279)
                                                   ------------          ------------
Net income                                          $ 1,235,459           $ 1,125,628
                                                   ============          ============

Basic earnings per share:
    Income from continuing operations               $      0.13           $      0.13
    Loss on discontinued operations                           -                     -
                                                   ------------          ------------
    Basic earnings per share                        $      0.13           $      0.13
                                                   ============          ============

Diluted earnings per share
    Income from continuing operations               $      0.12           $      0.12
    Loss on discontinued operations                           -                     -
                                                   ------------          ------------
    Diluted earnings per share                      $      0.12           $      0.12
                                                   ============          ============

                             See accompanying notes.



                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Twenty-four weeks       Twenty-four weeks
                                                    ended                   ended
                                                June 17, 2003           June 11, 2002
                                              ------------------      ------------------
Sales:
    Food and beverage                             $48,130,388             $39,376,430
    Entertainment and other                         4,159,512               3,857,152
                                                 ------------            ------------
       Total net sales                             52,289,900              43,233,582
Costs and expenses:
    Costs of sales                                 13,514,268              11,327,872
    Restaurant operating expenses                  27,019,097              21,672,858
    Depreciation and amortization                   2,758,693               2,064,229
    Preopening costs                                  658,855                 851,821
                                                 ------------            ------------
Restaurant costs and expenses                      43,950,913              35,916,780
                                                 ------------            ------------
Restaurant operating income                         8,338,987               7,316,802
General and administrative expenses                 2,796,067               2,325,674
Loss on disposal of assets                             16,726                  18,239
                                                 ------------            ------------
Income from operations                              5,526,194               4,972,889

Other income (expense):
    Other income/(expense)                                304                      10
    Interest expense                                  (70,042)               (225,410)
                                                 ------------            ------------
Income from continuing operations
    before income taxes                             5,456,456               4,747,489
Provision for income taxes                          1,953,412               1,737,230
                                                 ------------            ------------
Income from continuing operations                   3,503,044               3,010,259
Income(loss) from discontinued operations                   -                  12,832
                                                 ------------            ------------
Net income                                        $ 3,503,044             $ 3,023,091
                                                 ============            ============

Basic earnings per share:
    Income from continuing operations             $      0.36             $      0.35
    Loss on discontinued operations                         -                       -
                                                 ------------            ------------
    Basic earnings per share                      $      0.36             $      0.35
                                                 ============            ============

Diluted earnings per share
    Income from continuing operations             $      0.34             $      0.33
    Loss on discontinued operations                         -                       -
                                                 ------------            ------------
    Diluted earnings per share                    $      0.34             $      0.33
                                                 ============            ============

                             See accompanying notes.


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Twenty-four weeks          Twenty-four weeks
                                                          ended June 17, 2003        ended June 11, 2002
                                                          -------------------        -------------------
Cash flows from operating activities:
   Net income                                                    $ 3,503,044             $ 3,023,091
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on disposal of assets                                     16,726                  15,739
       Depreciation and amortization                               2,790,644               2,093,378
       Deferred income taxes                                          65,136                  45,556
       Net change in operating assets and liabilities:
           Change in operating assets                               (952,924)               (911,872)
           Change in operating liabilities                          (223,194)                702,173
                                                                 -----------             -----------
           Net cash provided by operating activities               5,199,432               4,968,065

Cash flows from investing activities:
   Purchases of property and equipment                            (6,604,554)             (8,069,683)
   Advances to developer                                            (532,000)                      -
   Proceeds from disposal of assets                                        -                   8,895
                                                                 -----------             -----------
           Net cash used in investing activities                  (7,136,554)             (8,060,788)

Cash flows from financing activities:
   Proceeds from revolving note payable to bank                   15,610,000              12,825,000
   Payments of revolving note payable to bank                    (13,005,000)            (12,045,000)
   Proceeds from exercise of stock options                            94,438               1,695,635
   Purchase of common stock                                       (1,266,390)                      -
                                                                 -----------             -----------
           Net cash provided by financing activities               1,433,048               2,475,635
                                                                 -----------             -----------
           Net decrease in cash and cash equivalents                (504,074)               (617,088)

Cash and cash equivalents at beginning of period                   1,116,094               1,346,495
                                                                 -----------             -----------
Cash and cash equivalents at end of period                       $   612,020             $   729,407
                                                                 ===========             ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $    77,207             $   243,166
Cash paid for income taxes                                         1,279,089               1,726,808

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
   payable                                                           112,582                 893,763
Tax benefit related to stock options exercised                             -                 243,409

                             See accompanying notes.

                                      - 5 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2002 Form 10-K. The results of the twelve weeks ended June 17, 2003 are not necessarily indicative of the results to be expected for the full year ending December 30, 2003.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                      TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                      ------------------         -----------------------
                                                   JUNE 17,       JUNE 11,       JUNE 17,        JUNE 11,
                                                     2003           2002           2003            2002
                                                  ----------    -----------     ----------     -----------
     Net income, as reported                      $1,235,459     $1,125,628     $3,503,044      $3,023,091
     Pro forma stock-based employee
       compensation cost, net of tax                 137,912        118,611        227,770         178,654
                                                  ----------    -----------     ----------     -----------
     Pro forma net income                         $1,097,547     $1,007,017     $3,275,274      $2,844,437
     Earnings per share:
       Basic, as reported                         $     0.13     $     0.13     $     0.36      $     0.35
       Basic, pro forma                                 0.11           0.11           0.33            0.33
       Diluted, as reported                             0.12           0.12           0.34            0.33
       Diluted, pro forma                               0.11           0.11           0.32            0.31
     Weighted average fair value of options
                  granted during the period       $     5.21     $     6.09     $     5.34      $     6.09


3.   STOCK OPTIONS

     During the twelve week period ended June 17, 2003, the Company granted to certain key employees stock options for 112,130 shares of Common Stock at an exercise price of $7.75 per share and options to purchase 19,000 shares were exercised at a weighted-average exercise price of $3.00 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. Options to purchase 70,968 shares were granted at an exercise price of $7.75 per share pursuant to its 1997 Directors Stock Option Plan.

4.   EARNINGS PER SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended June 17, 2003 and June 11, 2002 were 9,736,841 and 8,787,019, respectively; the number of weighted average shares outstanding for the twenty-four week periods ended June 17, 2003 and June 11, 2002 were 9,800,749 and 8,726,315, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 17, 2003 and June 11, 2002 were 10,088,751 and 9,366,333, respectively, and for the twenty-four week periods ended June 17, 2003 and June 11, 2002 were 10,168,216 and 9,180,649, respectively.

5.   NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 effective December 26, 2001. The Company closed and abandoned one restaurant on March 31, 2002. Pursuant to SFAS No. 144, each restaurant is a component of the entity, and the operations of the closed restaurant can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the Company. Accordingly, the operations of the closed restaurant, net of applicable income tax effect, have been presented as discontinued operations.

6.   LEGAL PROCEEDINGS

     Certain former employees have filed a complaint on their own behalf and on the behalf of similarly situated persons alleging the Company violated certain provisions of the Fair Labor Standards Act. Although it is not possible at this time for the Company to evaluate the merits of this claim, nor their likelihood of success, management of the Company is of the opinion that any resulting liability will not have a material adverse effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of June 17, 2003, the Company owned and operated 58 restaurants under the Fox and Hound Smokehouse & Tavern and Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to its food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of polished brass, embroidered chairs and booths, hunter green and burgundy walls, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of June 17, 2003, the Company owned and operated 44 Fox and Hound restaurants and 14 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South

Carolina, Tennessee, Texas and Virginia. As of June 11, 2002, the Company owned and operated 34 Fox and Hound restaurants and 14 Bailey's restaurants.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended June 17, 2003, food and non-alcoholic beverages were 33.0% of total sales, alcoholic beverages were 59.1% of total sales and entertainment and other were 7.9% of total sales. For the twelve weeks ended June 11, 2002, food and non-alcoholic beverages were 33.2% of total sales, alcoholic beverages were 57.9% of total sales and entertainment and other were 8.9% of total sales.

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

     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of June 17, 2003, there were 41 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52. These calculations include sales and store operating weeks for the one unit included in discontinued operations.

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

                                                                  TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                                               ------------------------      --------------------------
                                                               JUNE 17,        JUNE 11,       JUNE 17,       JUNE 11,
                                                                 2003            2002           2003           2002
                                                               -------        ---------      ----------     ----------
OPERATING STATEMENT DATA:
     Net sales                                                  100.0%          100.0%         100.0%          100.0%
     Costs and expenses:
         Costs of sales.......................................   26.0            26.1           25.8            26.2
         Restaurant operating expenses........................   53.5            52.7           51.7            50.1
         Depreciation and amortization........................    5.5             4.8            5.3             4.8
         Preopening costs.....................................    1.5             1.7            1.3             2.0
                                                                -----           -----          -----          ------

             Restaurant costs and expenses....................   86.5            85.3           84.1            83.1
                                                                -----           -----          -----          ------

     Restaurant operating income..............................   13.5            14.7           15.9            16.9
     General and administrative expenses......................    5.6             5.5            5.4             5.4
     Loss on disposal of assets...............................    0.1              --             --              --
                                                                -----           -----          -----          ------
     Income from operations...................................    7.8             9.2           10.5            11.5
     Interest expense                                             0.2             0.5            0.1             0.5
                                                                -----           -----          -----          ------

     Income from continuing operations before income taxes....    7.6             8.7           10.4            11.0
     Provision for income taxes                                   2.7             3.3            3.7             4.0
                                                                -----           -----          -----          ------

     Income from continuing operations........................    4.9             5.4            6.7             7.0
     Loss from discontinued operations                             --            (0.1)            --              --
                                                                -----           -----          -----          ------
     Net income...............................................    4.9%            5.3%           6.7%            7.0%
                                                                =====           =====          =====          ======

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
     Annualized average weekly sales per location               $1,928         $1,976         $2,031          $2,052
     Number of restaurants at end of the period                     58             48             58              48

TWELVE WEEKS ENDED JUNE 17, 2003 COMPARED TO TWELVE WEEKS ENDED JUNE 11, 2002

     Net sales increased $3,840,000 (17.9%) for the twelve weeks ended June 17, 2003 to $25,249,000 from $21,409,000 for the twelve weeks ended June 11, 2002.
This increase was due to a 20.7% increase in store weeks (681 versus 564) as a result of eleven restaurants opened since June 11, 2002 and a 2.4% decrease in annualized average weekly sales per location. Comparable restaurant sales decreased 0.4% for the quarter ended June 17, 2003.

     Costs of sales increased $969,000 (17.3%) for the twelve weeks ended June 17, 2003 to $6,565,000 from $5,596,000 in the twelve weeks ended June 11, 2002, and decreased as a percentage of sales to 26.0% from 26.1%. This decrease as a percentage of sales is principally attributable to price increases implemented in the first quarter of fiscal year 2003.

     Restaurant operating expenses increased $2,231,000 (19.8%) for the twelve weeks ended June 17, 2003 to $13,504,000 from $11,273,000 in the twelve weeks ended June 11, 2002, and increased as a percentage of net sales to 53.5% from 52.7%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units, higher utility costs, and higher liability insurance and claims expense offset by lower advertising and premium TV costs.

     Depreciation and amortization increased $348,000 (33.0%) for the twelve weeks ended June 17, 2003 to $1,403,000 from $1,055,000 in the twelve weeks ended June 11, 2002, and increased as a percentage of sales to 5.5% from 4.8%. This increase in expense is due to additional depreciation on eleven restaurants opened since June 11, 2002.

     Preopening costs increased $11,000 (3.0%) for the twelve weeks ended June 17, 2003 to $372,000 from $361,000 in the twelve weeks ended June 11, 2002. These costs are attributable to two units that opened during the twelve weeks ended June 17, 2003 and partial preopening expenses for three restaurants which have yet to open. Two restaurants were opened in the twelve weeks ended June 11, 2002.

     General and administrative expenses increased $259,000 (22.1%) for the twelve weeks ended June 17, 2003 to $1,429,000 from $1,170,000 in the twelve weeks ended June 11, 2002, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses increased as a percentage of net sales to 5.6% from 5.5%.

     Loss on disposal of assets was $17,000 for the twelve weeks ended June 17, 2003. The losses reflect the disposal of certain point of sale equipment.

     Interest expense was $45,000 for the twelve weeks ended June 17, 2003 and $119,000 for the twelve weeks ended June 11, 2002. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year as well as a lower interest rate.

     The effective income tax rate was 35.4% for the twelve weeks ended June 17, 2003 and 37.6% for the twelve weeks ended June 11, 2002. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

     Loss from discontinued operations was $19,000 for the twelve weeks ended June 11, 2002 applicable to the restaurant closed on March 31, 2002.

TWENTY-FOUR WEEKS ENDED JUNE 17, 2003 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 11, 2002

     Net sales increased $9,056,000 (20.9%) for the twenty-four weeks ended June 17, 2003 to $52,290,000 from $43,234,000 for the twenty-four weeks ended June 11, 2002. This increase was due to a 21.3% increase in store weeks (1,339 versus 1,103) as a result of eleven restaurants opened since June 11, 2002 and a 1.0% decrease in annualized average weekly sales per location. Comparable restaurant sales decreased 1.4% for the twenty-four weeks ended June 17, 2003.

     Costs of sales increased $2,186,000 (19.3%) for the twenty-four weeks ended June 17, 2003 to $13,514,000 from $11,328,000 in the twenty-four weeks ended June 11, 2002, and decreased as a percentage of sales to 25.8% from 26.2%. This decrease as a percentage of sales is principally attributable to price increases implemented in the first quarter of fiscal year 2003.

     Restaurant operating expenses increased $5,346,000 (24.7%) for the twenty-four weeks ended June 17, 2003 to $27,019,000 from $21,673,000 in the twenty-four weeks ended June 11, 2002, and increased as a percentage of net sales to 51.7% from 50.1%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units, higher utility costs, and higher liability insurance and claims.

     Depreciation and amortization increased $695,000 (33.7%) for the twenty-four weeks ended June 17, 2003 to $2,759,000 from $2,064,000 in the twenty-four weeks ended June 11, 2002, and increased as a percentage of sales to 5.3% from 4.8%. This increase in expense is due to additional depreciation on eleven restaurants opened since June 11, 2002.

     Preopening costs decreased $193,000 (22.7%) for the twenty-four weeks ended June 17, 2003 to $659,000 from $852,000 in the twenty-four weeks ended June 11, 2002. These costs are attributable to four units that opened during the twenty-four weeks ended June 17, 2003 and partial preopening expenses for three restaurants which have yet to open. Six restaurants were opened in the twenty-four weeks ended June 11, 2002.

     General and administrative expenses increased $470,000 (20.2%) for the twenty-four weeks ended June 17, 2003 to $2,796,000 from $2,326,000 in the twenty-four weeks ended June 11, 2002 and remained at 5.4% as a percentage of sales. This increase is a result of additional corporate infrastucture to support the Company's expansion.

     Loss on disposal of assets was $17,000 for the twenty-four weeks ended June 17, 2003 and $18,000 for the twenty-four weeks ended June 11, 2002. The losses reflect the disposal of certain point of sale equipment in the current fiscal year and video games in the prior fiscal year.

     Interest expense was $70,000 for the twenty-four weeks ended June 17, 2003 and $225,000 for the twenty-four weeks ended June 11, 2002. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year as well as a lower interest rate.

     The effective income tax rate was 35.8% for the twenty-four weeks ended June 17, 2003 and 36.6% for the twenty-four weeks ended June 11, 2002. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

     Income from discontinued operations was $13,000 for the twenty-four weeks ended June 11, 2002 applicable to the restaurant closed on March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $565,000 to $6,183,000 as of June 17, 2003 from $5,618,000 as of December 31, 2002. This increase is attributable primarily to the increase in current portion of notes payable of $706,000 offset by the excess of working capital provided by operations and net proceeds from the line of credit in excess of the cost of purchases of property and equipment and repurchases of common. Cash decreased $504,000 to $612,000 at June 17, 2003 compared to the balance of $1,116,000 at
December 31, 2002. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2003, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of June 17, 2003 the Company had borrowed $5,145,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $5,199,000 in the twenty-four weeks ended June 17, 2003 compared to $4,968,000 in the twenty-four weeks ended June 11, 2002. Purchases of property and equipment were $6,605,000 in the twenty-four weeks ended June 17, 2003 compared to $8,070,000 in the twenty-four weeks ended June 11, 2002. Advances made to the developer of two build-to-suit locations were $532,000 in the twenty-four weeks ended June 17, 2003. Net proceeds from the revolving note payable to bank was $2,605,000 for the twenty-four week period ending June 17, 2003 compared to $780,000 for the twenty-four weeks ending June 11, 2002. At June 17, 2003, the Company had $612,000 in cash and cash equivalents.

     The Company intends to open ten to twelve new locations in fiscal year 2003 and twelve to fifteen new locations in fiscal year 2004. At June 17, 2003, four units had been opened in fiscal 2003, four units were under construction, leases had been executed on four additional sites, and lease negotiations had begun on two additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $15.0 to $20.0 million to open new locations over the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.75% for the twelve weeks ended June 17, 2003. The interest rate at June 17, 2003 was 3.75%. The following table presents the quantitative interest rate risks at June 17, 2003:


                                                  Principal Amount by Expected Maturity
                                      ---------------------------------------------------------------
                                                              (In thousands)

                                                                                                            Fair
                                                                                    There-                  Value
     (dollars in thousands)       2003      2004      2005     2006      2007        after       Total     6/17/03
     ----------------------       ----      ----      ----     ----      ----        -----       -----     -------
     Variable rate debt          $199     $1,223    $1,269   $1,318    $1,136      $   -       $5,145       $5,145
     Average Interest Rate--
     1/2% below prime            -        3.75%     3.75%     3.75%     3.75%       3.75%

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     On May 14, 2003, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders elected James K. Zielke, C. Wells Hall III and E. Gene Street to the Board of Directors to serve until the 2006 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 5,483,662 votes "For" and 411,040 votes "Withheld" for James K. Zielke, 5,861,584 votes "For" and 33,118 votes "Withheld" for C. Wells Hall III, and 5,483,862 votes "For" and 410,840 votes "Withheld" for E. Gene Street. The continuing directors and the expiration of their current terms as directors are as follows:

     Dennis L. Thompson........................................2004
     Stephen P. Hartnett.......................................2004
     Thomas A. Hager...........................................2004
     Steven M. Johnson.........................................2005
     Gary M. Judd..............................................2005
     John D. Harkey, Jr........................................2005

     The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for the year ending December 30, 2003. As to the ratification of auditors, there were 5,893,602 votes "For," 900 votes "Against," and 200 votes "Abstained."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Exhibit 99.1 - Certification by Steven M. Johnson pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 - Certification by James K. Zielke pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     A Current Report on Form 8-K (Item 5) dated April 11, 2003, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

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

     Date     July 25, 2003                 /s/ James K. Zielke
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


Date July 25, 2003                        /s/ James K. Zielke
    --------------                        ---------------------
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


Date        July 25, 2003                 /s/ Steven M. Johnson
     ---------------------------          -------------------------------
                                          Steven M. Johnson
                                          Chief Executive Officer