Form 10-Q
period 2003-09-09
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2003-10-24
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the quarterly period ended                  Commission file number
           September 9, 2003                              000-22753
           -----------------                              ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                         52-2016614
           --------                                         ----------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).                 [ ] Yes  [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at October 22, 2003
          -----
Common Stock, $.01 par value                         9,814,631 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
     September 9, 2003 and December 31, 2002                                 2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     September 9, 2003 and September 3, 2002                                 3

     Condensed Consolidated Statements of
     Operations for the thirty-six weeks ended
     September 9, 2003 and September 3, 2002                                 4

     Condensed Consolidated Statements of
     Cash Flows for the thirty-six weeks ended
     September 9, 2003 and September 3, 2002                                 5

     Notes to Condensed Consolidated
     Financial Statements                                                    6

Item 2.  Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                   8

Item 3.  Quantitative and Qualitative
     Disclosures About Market Risk                                          14

Item 4.  Procedures and Controls                                            14

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   15

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                       September 9, 2003   December 31, 2002
                                                       -----------------   -----------------
                       ASSETS
Current assets:
    Cash and cash equivalents                          $         670,428   $       1,116,094
    Inventories                                                1,667,188           1,603,672
    Prepaid income taxes                                         872,265                  --
    Deferred income taxes                                        260,499             212,367
    Other current assets                                       1,739,911           1,034,151
                                                       -----------------   -----------------
       Total current assets                                    5,210,291           3,966,284

Property and equipment:
    Land                                                         600,000             600,000
    Buildings                                                    702,886             702,739
    Leasehold improvements                                    43,352,291          36,653,603
    Equipment                                                 23,992,125          20,802,285
    Furniture and fixtures                                     7,079,021           5,845,627
                                                       -----------------   -----------------
                                                              75,726,323          64,604,254
    Less accumulated depreciation and amortization            21,615,848          17,391,742
                                                       -----------------   -----------------
                                                              54,110,475          47,212,512
Other assets:
    Goodwill, net of accumulated amortization                  3,661,134           3,661,134
    Advances to developer                                        841,940             570,000
    Other assets                                                 938,248             485,354
                                                       -----------------   -----------------
Total other assets                                             5,441,322           4,716,488
                                                       -----------------   -----------------
          Total assets                                 $      64,762,088   $      55,895,284
                                                       =================   =================
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                   $       1,617,575   $          98,413
    Accounts payable                                           3,125,941           4,043,123
    Sales tax payable                                          1,282,625           1,032,184
    Accrued payroll                                            1,295,192           1,148,677
    Accrued payroll taxes                                        593,238             751,920
    Accrued income taxes                                              --             960,645
    Lease obligation for closed store                                 --              42,606
    Other accrued liabilities                                  2,292,309           1,506,847
                                                       -----------------   -----------------
          Total current liabilities                           10,206,880           9,584,415


Notes payable                                                  5,837,425           2,441,587
Deferred taxes                                                 1,863,305              98,633
Deferred revenue                                                  53,106              73,875
Accrued rent                                                     542,294             413,167

Stockholders' equity:
    Preferred stock                                                   --                  --
    Common stock                                                  97,717              98,663
    Additional paid-in capital                                28,047,699          29,054,438
    Retained earnings                                         18,113,662          14,130,506
                                                       -----------------   -----------------
          Total stockholders' equity                          46,259,078          43,283,607
                                                       -----------------   -----------------
          Total liabilities and stockholders' equity   $      64,762,088   $      55,895,284
                                                       =================   =================

                             See accompanying notes.
                                      - 2 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Twelve weeks         Twelve weeks
                                                  ended                ended
                                            September 9, 2003    September 3, 2002
                                            -----------------    -----------------
Sales:
    Food and beverage                       $      23,273,291    $      19,234,931
    Entertainment and other                         1,995,212            1,776,977
                                            -----------------    -----------------
       Total net sales                             25,268,503           21,011,908
Costs and expenses:
    Costs of sales                                  6,649,920            5,533,257
    Restaurant operating expenses                  14,353,331           11,824,762
    Depreciation and amortization                   1,485,315            1,188,059
    Preopening costs                                  525,729              470,215
                                            -----------------    -----------------
Restaurant costs and expenses                      23,014,295           19,016,293
                                            -----------------    -----------------
Restaurant operating income                         2,254,208            1,995,615
General and administrative expenses                 1,440,878            1,169,462
Loss on disposal of assets                             24,784                   --
                                            -----------------    -----------------
Income from operations                                788,546              826,153

Other income (expense):
    Other income/(expense)                                 --                   23
    Interest expense                                  (59,978)             (61,770)
                                            -----------------    -----------------
Income from continuing operations
    before income taxes                               728,568              764,406
Provision for income taxes                            248,457              289,032
                                            -----------------    -----------------
Income from continuing operations                     480,111              475,374
Income(loss) from discontinued operations                  --                   --
                                            -----------------    -----------------
Net income                                  $         480,111    $         475,374
                                            =================    =================

Basic earnings per share:
    Income from continuing operations       $            0.05    $            0.05
    Loss on discontinued operations                        --                   --
                                            -----------------    -----------------
    Basic earnings per share                $            0.05    $            0.05
                                            =================    =================

Diluted earnings per share
    Income from continuing operations       $            0.05    $            0.05
    Loss on discontinued operations                        --                   --
                                            -----------------    -----------------
    Diluted earnings per share              $            0.05    $            0.05
                                            =================    =================

                             See accompanying notes.
                                      - 3 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                            Thirty-six weeks     Thirty-six weeks
                                                  ended                ended
                                            September 9, 2003    September 3, 2002
                                            -----------------    -----------------
Sales:
    Food and beverage                       $      71,403,679    $      58,611,361
    Entertainment and other                         6,154,724            5,634,129
                                            -----------------    -----------------
       Total net sales                             77,558,403           64,245,490
Costs and expenses:
    Costs of sales                                 20,164,188           16,861,129
    Restaurant operating expenses                  41,372,428           33,497,620
    Depreciation and amortization                   4,244,008            3,252,288
    Preopening costs                                1,184,584            1,322,036
                                            -----------------    -----------------
Restaurant costs and expenses                      66,965,208           54,933,073
                                            -----------------    -----------------
Restaurant operating income                        10,593,195            9,312,417
General and administrative expenses                 4,236,945            3,495,136
Loss on disposal of assets                             41,510               18,239
                                            -----------------    -----------------
Income from operations                              6,314,740            5,799,042

Other income (expense):
    Other income/(expense)                                304                   33
    Interest expense                                 (130,020)            (287,180)
                                            -----------------    -----------------
Income from continuing operations
    before income taxes                             6,185,024            5,511,895
Provision for income taxes                          2,201,869            2,026,262
                                            -----------------    -----------------
Income from continuing operations                   3,983,155            3,485,633
Income(loss) from discontinued operations                  --               12,832
                                            -----------------    -----------------
Net income                                  $       3,983,155    $       3,498,465
                                            =================    =================

Basic earnings per share:
    Income from continuing operations       $            0.41    $            0.39
    Loss on discontinued operations                        --                   --
                                            -----------------    -----------------
    Basic earnings per share                $            0.41    $            0.39
                                            =================    =================

Diluted earnings per share
    Income from continuing operations       $            0.39    $            0.37
    Loss on discontinued operations                        --                   --
                                            -----------------    -----------------
    Diluted earnings per share              $            0.39    $            0.37
                                            =================    =================

                             See accompanying notes.
                                      - 4 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Thirty weeks         Thirty weeks
                                                             ended                ended
                                                       September 9, 2003    September 3, 2002
                                                       -----------------    -----------------
Cash flows from operating activities:
 Net income                                            $       3,983,155    $       3,498,465
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss on disposal of assets                                   41,510               15,739
     Depreciation and amortization                             4,302,446            3,287,140
     Deferred income taxes                                     1,716,540              528,848
     Net change in operating assets and liabilities:
         Change in operating assets                           (2,110,150)          (1,063,580)
         Change in operating liabilities                      (1,049,286)           1,129,523
                                                       -----------------    -----------------
         Net cash provided by operating activities             6,884,215            7,396,135

Cash flows from investing activities:
 Purchases of property and equipment                         (10,954,897)         (12,950,973)
 Advances to developer                                          (271,940)                  --
 Proceeds from disposal of assets                                 31,092                8,722
                                                       -----------------    -----------------
         Net cash used in investing activities               (11,195,745)         (12,942,251)

Cash flows from financing activities:
 Proceeds from revolving note payable to bank                 22,525,000           18,760,000
 Payments of revolving note payable to bank                  (17,610,000)         (28,275,000)
 Proceeds from exercise of stock options                         217,254            1,887,329
 Sale of common stock                                                 --           12,855,608
 Purchase of common stock                                     (1,266,390)                  --
                                                       -----------------    -----------------
         Net cash provided by financing activities             3,865,864            5,227,937
                                                       -----------------    -----------------
         Net decrease in cash and cash equivalents              (445,666)            (318,179)

Cash and cash equivalents at beginning of period               1,116,094            1,346,495
                                                       -----------------    -----------------
Cash and cash equivalents at end of period             $         670,428    $       1,028,316
                                                       =================    =================

Supplemental disclosure of cash flow information:
Cash paid for interest                                 $         123,970    $         288,463
Cash paid for income taxes                                     2,276,789            1,721,349

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts
 payable                                                         260,947              403,259
Tax benefit related to stock options exercised                    41,451              315,958

                             See accompanying notes
                                      - 5 -

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation and Description of Business
     -------------------------------------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2002 Form 10-K. The results of the twelve weeks ended September 9, 2003 are not necessarily indicative of the results to be expected for the full year ending December 30, 2003.

2.   Accounting for Stock-Based Compensation
     ---------------------------------------

     In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options with grant prices equal to the fair value of the Company's common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.
     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 2.3% to 5.3%; no dividend yields; volatility factor ranging from 0.281 to 0.853; and a weighted-average expected life of the option of 5 years.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                 Twelve Weeks Ended         Thirty-six Weeks Ended
                                              -------------------------   -------------------------
                                              September 9,  September 3,  September 9,  September 3,
                                                  2003          2002          2003          2002
                                              -----------   -----------   -----------   -----------
     Net income, as reported                  $   480,111   $   475,374   $ 3,983,155   $ 3,498,465
     Pro forma stock-based employee
       compensation cost, net of tax              157,132        89,327       384,901       267,980
                                              -----------   -----------   -----------   -----------
     Pro forma net income                     $   322,979   $   386,047   $ 3,598,254   $ 3,230,485
     Earnings per share:
       Basic, as reported                     $      0.05   $      0.05   $      0.41   $      0.39
       Basic, pro forma                              0.03          0.04          0.37          0.36
       Diluted, as reported                          0.05          0.05          0.39          0.37
       Diluted, pro forma                            0.03          0.04          0.35          0.34
     Weighted average fair value of options
       granted during the period              $      5.66           N/A   $      5.36   $      6.09

3.   Stock Options
     -------------

     During the twelve week period ended September 9, 2003, the Company granted to certain key employees stock options for 22,500 shares of Common Stock at a weighted average exercise price of $8.54 per share and options to purchase 37,192 shares were exercised at a weighted-average exercise price of $3.30 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

4.    Earnings Per Share
      ------------------

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended September 9, 2003 and September 3, 2002 were 9,753,883 and 9,573,356, respectively; the number of weighted average shares outstanding for the thirty-six week periods ended September 9, 2003 and September 3, 2002 were 9,785,127 and 9,007,756, respectively.
      Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 9, 2003 and September 3, 2002 were 10,212,946 and 10,140,017, respectively, and for the thirty-six week periods ended September 9, 2003 and September 3, 2002 were 10,183,126 and 9,500,124, respectively.

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

7.   Note Payable
     ------------

     The Company's note payable (line of credit) with a bank was amended effective October 1, 2003 resulting in an extension of the terms of the line of credit by three years. The line of credit now requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. All other terms of the line of credit remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

General

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.
         As of September 9, 2003, the Company owned and operated 60 restaurants under the Fox and Hound Smokehouse & Tavern and Fox and Hound English Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to its food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of polished brass, embroidered chairs and booths, hunter green and burgundy walls, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of September 9, 2003, the Company owned and operated 45 Fox and Hound restaurants and 15 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of September 3, 2002, the Company owned and operated 37 Fox and Hound restaurants and 14 Bailey's restaurants.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended September 9, 2003, food and non-alcoholic beverages were 35.0% of total sales, alcoholic beverages were 57.1% of total sales and entertainment and other were 7.9% of total sales. For the twelve weeks ended September 3, 2002, food and non-alcoholic beverages were 33.5% of total sales, alcoholic beverages were 57.7% of total sales and entertainment and other were 8.8% of total sales.
         The components of the Company's cost of sales primarily include direct costs of food, non-alcoholic beverages and alcoholic beverages. These costs are generally variable and will fluctuate with changes in sales volume and sales mix.
         Components of restaurant operating expenses include operating payroll and fringe benefits, and occupancy, maintenance and utilities. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum sales levels.
         Depreciation and amortization costs primarily include depreciation and amortization of capital expenditures for restaurants.
         Preopening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants.
         General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies as well as accounting services fees are major items of costs in this category.
         In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of September 9, 2003, there were 45 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52. These calculations include sales and store operating weeks for the one unit included in discontinued operations.

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

                                                                        Twelve Weeks Ended          Thirty-six Weeks Ended
                                                                    --------------------------    --------------------------
                                                                    September 9,   September 3,   September 9,   September 3,
                                                                        2003           2002           2003           2002
                                                                    -----------    -----------    -----------    -----------
Operating Statement Data:
     Net sales ..................................................         100.0%         100.0%         100.0%         100.0%
     Costs and expenses:
         Costs of sales .........................................          26.3           26.3           26.0           26.2
         Restaurant operating expenses ..........................          56.8           56.3           53.3           52.1
         Depreciation and amortization ..........................           5.9            5.7            5.5            5.1
         Preopening costs .......................................           2.1            2.2            1.5            2.1
                                                                    -----------    -----------    -----------    -----------

             Restaurant costs and expenses ......................          91.1           90.5           86.3           85.5
                                                                    -----------    -----------    -----------    -----------

     Restaurant operating income ................................           8.9            9.5           13.7           14.5
     General and administrative expenses ........................           5.7            5.6            5.5            5.4
     Loss on disposal of assets .................................           0.1             --            0.1             --
                                                                    -----------    -----------    -----------    -----------
     Income from operations .....................................           3.1            3.9            8.1            9.1
     Interest expense ...........................................           0.2            0.3            0.2            0.4
                                                                    -----------    -----------    -----------    -----------

     Income from continuing operations before income taxes ......           2.9            3.6            7.9            8.7
     Provision for income taxes .................................           1.0            1.3            2.8            3.2
                                                                    -----------    -----------    -----------    -----------

     Income from continuing operations ..........................           1.9            2.3            5.1            5.5
     Loss from discontinued operations ..........................            --             --             --             --
                                                                    -----------    -----------    -----------    -----------
     Net income .................................................           1.9%           2.3%           5.1%           5.5%
                                                                    -----------    -----------    -----------    -----------

Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location ...............   $     1,840    $     1,822    $     1,965    $     1,972
     Number of restaurants at end of the period .................            60             51             60             51

Twelve Weeks Ended September 9, 2003 Compared to Twelve Weeks Ended September 3,
     2002

     Net sales increased $4,257,000 (20.3%) for the twelve weeks ended September 9, 2003 to $25,269,000 from $21,012,000 for the twelve weeks ended September 3, 2002. This increase was due to a 19.3% increase in store weeks (714 versus 600) as a result of nine restaurants opened since September 3, 2002 and a 1.0% increase in annualized average weekly sales per location. Comparable restaurant sales decreased 2.8% for the twelve weeks ended September 9, 2003.
     Costs of sales increased $1,117,000 (20.2%) for the twelve weeks ended September 9, 2003 to $6,650,000 from $5,533,000 in the twelve weeks ended September 3, 2002, and was 26.3% of sales for both periods.
     Restaurant operating expenses increased $2,528,000 (21.4%) for the twelve weeks ended September 9, 2003 to $14,353,000 from $11,825,000 in the twelve weeks ended September 3, 2002, and increased as a percentage of net sales to 56.8% from 56.3%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units, higher utility costs, and higher liability insurance and claims expense offset by lower advertising costs.
     Depreciation and amortization increased $297,000 (25.0%) for the twelve weeks ended September 9, 2003 to $1,485,000 from $1,188,000 in the twelve weeks ended September 3, 2002, and increased as a percentage of sales to 5.9% from 5.7%. This increase in expense is due to additional depreciation on nine restaurants opened since September 3, 2002.
     Preopening costs increased $56,000 (11.8%) for the twelve weeks ended September 9, 2003 to $526,000 from $470,000 in the twelve weeks ended September 3, 2002. These costs are attributable to two units that opened during the twelve weeks ended September 9, 2003 and partial preopening expenses for five restaurants which have yet to open. Three restaurants were opened in the twelve weeks ended September 3, 2002.

     General and administrative expenses increased $272,000 (23.2%) for the twelve weeks ended September 9, 2003 to $1,441,000 from $1,169,000 in the twelve weeks ended September 3, 2002, due to an increase in corporate infrastructure to support the Company's expansion. General and administrative expenses increased as a percentage of net sales to 5.7% from 5.6%.
     Loss on disposal of assets was $25,000 for the twelve weeks ended September 9, 2003. The losses reflect the disposal of certain point of sale equipment.
     Interest expense was $60,000 for the twelve weeks ended September 9, 2003 and $62,000 for the twelve weeks ended September 3, 2002.
     The effective income tax rate was 34.1% for the twelve weeks ended September 9, 2003 and 37.8% for the twelve weeks ended September 3, 2002. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

Thirty-six Weeks Ended September 9, 2003 Compared to Thirty-six Weeks Ended
     September 3, 2002

     Net sales increased $13,313,000 (20.7%) for the thirty-six weeks ended September 9, 2003 to $77,558,000 from $64,245,000 for the thirty-six weeks ended September 3, 2002. This increase was due to a 20.6% increase in store weeks (2,053 versus 1,703) as a result of nine restaurants opened since September 3, 2002 and a 0.4% decrease in annualized average weekly sales per location. Comparable restaurant sales decreased 1.9% for the thirty-six weeks ended September 9, 2003.
     Costs of sales increased $3,303,000 (19.6%) for the thirty-six weeks ended September 9, 2003 to $20,164,000 from $16,861,000 in the thirty-six weeks ended September 3, 2002, and decreased as a percentage of sales to 26.0% from 26.2%. This decrease as a percentage of sales is principally attributable to price increases implemented in the first quarter of fiscal year 2003.
     Restaurant operating expenses increased $7,874,000 (23.5%) for the thirty-six weeks ended September 9, 2003 to $41,372,000 from $33,498,000 in the thirty-six weeks ended September 3, 2002, and increased as a percentage of net sales to 53.3% from 52.1%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units, higher utility costs, and higher liability insurance and claims.
     Depreciation and amortization increased $992,000 (30.5%) for the thirty-six weeks ended September 9, 2003 to $4,244,000 from $3,252,000 in the thirty-six weeks ended September 3, 2002, and increased as a percentage of sales to 5.5% from 5.1%. This increase in expense is due to additional depreciation on nine restaurants opened since September 3, 2002.
     Preopening costs decreased $137,000 (10.4%) for the thirty-six weeks ended September 9, 2003 to $1,185,000 from $1,322,000 in the thirty-six weeks ended September 3, 2002. These costs are attributable to six units that opened during the thirty-six weeks ended September 9, 2003 and partial preopening expenses for five restaurants which have yet to open. Nine restaurants were opened in the thirty-six weeks ended September 3, 2002.
     General and administrative expenses increased $742,000 (21.2%) for the thirty-six weeks ended September 9, 2003 to $4,237,000 from $3,495,000 in the thirty-six weeks ended September 3, 2002, due to an increase in corporate infrastructure to support the Company's expansion. General and administrative expenses increased as a percentage of net sales to 5.5% from 5.4%.

     Loss on disposal of assets was $42,000 for the thirty-six weeks ended September 9, 2003 and $18,000 for the thirty-six weeks ended September 3, 2002. The losses reflect the disposal of certain point of sale equipment in the current fiscal year and video games in the prior fiscal year.
     Interest expense was $130,000 for the thirty-six weeks ended September 9, 2003 and $287,000 for the thirty-six weeks ended September 3, 2002. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year as well as a lower interest rate.
     The effective income tax rate was 35.6% for the thirty-six weeks ended September 9, 2003 and 36.8% for the thirty-six weeks ended September 3, 2002. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.
     Income from discontinued operations was $13,000 for the thirty-six weeks ended September 3, 2002 applicable to the restaurant closed on March 31, 2002.

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

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital decreased $622,000 to $4,997,000 as of September 9, 2003 from $5,618,000 as of December 31, 2002. This decrease is attributable primarily to the excess of working capital provided by operations and net proceeds from the line of credit in excess of the cost of purchases of property and equipment and repurchases of common stock offset by the increase in current portion of notes payable of $1,519,000. Cash decreased $446,000 to $670,000 at September 9, 2003 compared to the balance of $1,116,000 at December 31, 2002. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit was amended on October 1, 2003 resulting in an extension of the terms of the Line of Credit by three years. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of September 9, 2003 the Company had borrowed $7,455,000 under the Line of Credit. The Company is in compliance with all debt covenants.
     Cash flows from operations were $6,884,000 in the thirty-six weeks ended September 9, 2003 compared to $7,396,000 in the thirty-six weeks ended September 3, 2002. Purchases of property and equipment were $10,955,000 in the thirty-six weeks ended September 9, 2003 compared to $12,951,000 in the thirty-six weeks ended September 3, 2002. Advances made to the developer of two build-to-suit locations were $272,000 in the thirty-six weeks ended September 9, 2003. Net proceeds from the revolving note payable to bank was $4,915,000 for the thirty-six week period ending September 9, 2003 compared to net repayments of $9,515,000 for the thirty-six weeks ending September 3, 2002. At September 9, 2003, the Company had $670,000 in cash and cash equivalents.
     The Company intends to open ten new locations in fiscal year 2003 and twelve to fifteen new locations in fiscal year 2004. At September 9, 2003, six units had been opened in fiscal 2003, four units were under construction, leases had been executed on three additional sites, and lease negotiations had begun on seven additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $15.0 to $23.0 million to open new locations over the next twelve months.
     The Company believes the funds available from the Line of Credit and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
     Interest Rate Risk
     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.54% for the twelve weeks ended September 9, 2003. The interest rate at September 9, 2003 was 3.50%. The following table presents the quantitative interest rate risks at September 9, 2003:

                                                       Principal Amount by Expected Maturity
                                     -----------------------------------------------------------------------
                                                                  (In thousands)
                                                                                                         Fair
                                                                                   There-                Value
     (dollars in thousands)       2003     2004      2005      2006      2007      after       Total     9/9/03
     ----------------------       ----     ----      ----      ----      ----      -----       -----     ------
     Variable rate debt           $290    $1,778    $1,841    $1,906    $1,640     $   --     $7,455     $7,455
     Average Interest Rate--
        1/2% below prime            --      3.50%     3.50%     3.50%     3.50%      3.50%

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

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits
     Exhibit 10.1 - First Restated Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as "Guarantors," dated October 1, 2003.
     Exhibit 31.1 - Certification by Steven M. Johnson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 31.2 - Certification by James K. Zielke pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 - Certification by Steven M. Johnson pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.2 - Certification by James K. Zielke pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
     A Current Report on Form 8-K (Item 9) dated July 2, 2003, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp, announcing July 8, 2003 conference call to discuss the Company's third quarter 2003 financial results.
     A Current Report on Form 8-K (Item 9) dated July 8, 2003, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp, announcing the Company's third quarter 2003 financial results.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            Total Entertainment Restaurant Corp.
                                            (Registrant)

Date    October 22, 2003                    /s/ JAMES K. ZIELKE
     ------------------------               -----------------------------
                                            James K. Zielke
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)