Form 10-K
period 2003-12-31
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2004-03-29
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 30, 2003
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______


                        Commission file number 000-22753
                                               ---------

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      52-2016614
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


                           9300 E. Central, Suite 100
                                Wichita, KS 67206
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (316) 634-0505
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of Common Stock held by non-affiliates of the Registrant as of December 30, 2003, based on the closing price of the Common Stock as reported by the Nasdaq National Market on June 17, 2003, was $52,510,598. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

     As of March 22, 2004, there were 9,873,030 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 30, 2003. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

   1.  Business ........................................................      3
   2.  Properties ......................................................     13
   3.  Legal Proceedings ...............................................     13
   4.  Submission of Matters to a Vote of Security Holders .............     14

                                    PART II

   5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters ...........................................     14
   6.  Selected Financial Data .........................................     15
   7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................     16
   7A. Quantitative and Qualitative Disclosures About Market Risk ......     21
   8.  Financial Statements and Supplementary Data .....................     21
   9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure ......................................     21
   9A. Controls and Procedures .........................................     21

                                    PART III

 10.   Directors and Executive Officers of the Registrant ..............     21
 11.   Executive Compensation ..........................................     21
 12.   Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ...............................     21
 13.   Certain Relationships and Related Transactions ..................     21
 14.   Principal Accountant Fees and Services ..........................     22

                                     PART IV

 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.     23
       Signatures ......................................................     26

                                     PART I

Item 1.       Business
              --------

General

    We own and operate 66 restaurants under the "Fox and Hound" and "Bailey's" brand names that each provide a social gathering place offering high quality food, drinks and entertainment in an upscale, casual environment. Our restaurants offer a broad menu of mid-priced appetizers, entrees and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with satellite and cable coverage of a variety of sporting events and music videos, and most of our restaurants offer multiple billiards tables. In addition to our food, we believe our customers are attracted to our elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. Our Fox and Hound and Bailey's restaurants share identical design and operational principles and menus.

Our History

    The first Fox and Hound restaurant opened in August 1994 and the first Bailey's restaurant opened in November 1989. In February 1997, the two companies were combined to form Total Entertainment Restaurant Corp. In July 1997, we completed our initial public offering. As of March 22, 2004, the Company owns and operates 50 Fox and Hound restaurants and 16 Bailey's restaurants in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

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

    Growth and Expansion. We believe our restaurant concept will be attractive in a variety of geographic markets throughout the United States. We plan to open twelve to fifteen locations in 2004 and between twelve and fifteen locations in 2005. Through March 22, 2004, we have opened two restaurants in 2004 and currently have four restaurants under construction, seven contracts executed with contingencies and four leases currently under negotiation. We continually evaluate locations in various markets and negotiate proposed additional leases at desired sites. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases. Flexibility and Versatility of Concept. We are implementing our concept through both the Fox and Hound and Bailey's brand names. Our concept allows for significant versatility through the reconfiguration of the entertainment areas within each of its locations to accommodate various special events. Commitment to High Quality Products and Services. We are committed to providing a superior experience that includes high quality menu items, a wide variety of domestic, imported and specialty beers, state-of-the-art audio and video systems and tournament-quality pocket billiard tables. These features, combined with our focus on a high level of customer service, help build a loyal clientele and attract new guests.

Locations

    The following table sets forth as of March 22, 2004, the location, opening month and approximate square footage of each of our existing restaurant locations:

                                                                    Approximate
     Location               Brand Name         Month Opened       Square Footage
     --------               ----------         ------------       --------------

     Wichita, KS            Fox and Hound      March 2004               9,600
     Phoenix #2, AZ         Fox and Hound      January 2004             8,800
     Richmond #2, VA        Bailey's           December 2003            9,900
     Philadelphia #2, PA    Fox and Hound      October 2003            10,800
     Albuquerque, NM        Fox and Hound      October 2003             9,800
     Oklahoma City, OK      Fox and Hound      September 2003           9,800
     Houston #3, TX         Fox and Hound      July 2003                8,600
     Arlington, VA          Bailey's           July 2003               15,500
     Philadelphia #1, PA    Fox and Hound      June 2003                7,400
     Denver #4, CO          Fox and Hound      April 2003              11,600
     Chicago #3, IL         Fox and Hound      March 2003               9,600
     Houston #2, TX         Fox and Hound      January 2003            12,000
     Kansas City #2, KS     Fox and Hound      November 2002            9,100
     Tucson, AZ             Fox and Hound      November 2002           11,600
     Chicago #2, IL         Fox and Hound      September 2002          12,600
     Austin, TX             Fox and Hound      July 2002               11,600
     Denver #3, CO          Fox and Hound      July 2002               12,600
     Dallas #5, TX          Fox and Hound      June 2002               15,800
     Richmond, VA           Bailey's           May 2002                 8,500
     Denver #2, CO          Fox and Hound      April 2002              10,300
     Charlotte #3, NC       Fox and Hound      March 2002               7,200
     Ft. Worth #2, TX       Fox and Hound      February 2002           14,000
     Phoenix, AZ            Fox and Hound      February 2002           11,600
     Denver #1, CO          Fox and Hound      January 2002            10,500
     Dallas #4, TX          Fox and Hound      December 2001           13,360
     Atlanta #2, GA         Bailey's           November 2001           10,500
     Charlotte #2, NC       Fox and Hound      August 2001             15,300
     Nashville #3, TN       Bailey's           May 2001                11,400
     Ft. Worth #1, TX       Fox and Hound      April 2001               9,900
     Dallas #3, TX          Fox and Hound      December 2000            7,600
     Detroit #2, MI         Bailey's           December 2000           10,450
     Cleveland #2, OH       Fox and Hound      October 2000            13,500
     Baton Rouge, LA        Fox and Hound      March 1999              11,500
     Houston, TX            Fox and Hound      February 1999            9,100
     Indianapolis, IN       Fox and Hound      February 1999            8,400
     Winston-Salem, NC      Fox and Hound      January 1999             9,400
     Pittsburgh, PA         Fox and Hound      January 1999            10,500
     New Orleans, LA        Fox and Hound      December 1998            9,200
     Chapel Hill, NC        Bailey's           December 1998            9,000
     Canton, OH             Fox and Hound      November 1998            9,700
     Kansas City, KS        Fox and Hound      November 1998            9,100

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

Expansion Plans

    Our management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. We intend to open twelve to fifteen restaurant locations in 2004 and between twelve to fifteen locations in 2005. We are currently evaluating locations in markets familiar to our management team. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases.
     We may in the future franchise and/or grant license or joint venture rights to the Fox and Hound and Bailey's concepts in certain limited geographic areas of the United States. It is expected that these franchisees, licensees or joint venture partners will be required to develop a specific number of locations within a specified time frame and that a license fee and/or a royalty fee will be paid to us in connection with the development and operation of each such site.

Selection Criteria and Leasing

    We believe the site selection process is critical in determining the potential success of each restaurant location. Senior management devotes significant time and resources in analyzing each prospective site and inspects and approves each location prior to final lease execution. A variety of factors are considered in the site selection process, including local market demographics (e.g., median household income levels and age), site visibility, traffic count, nature of the surrounding retail environment and accessibility and proximity to major retail centers, office complexes, hotels and entertainment centers (e.g., stadiums, arenas and theaters).
    We lease all locations, with the exception of one Bailey's restaurant in Columbia, South Carolina, which is owned by us. Most of the restaurants are located in shopping centers. Leases are generally negotiated with initial terms of five to fifteen years, with multiple renewal options. We are generally required to complete construction and open a new location approximately 120 to 280 days after the later of signing of a contract or obtaining required permits. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, we anticipate leasing our locations, although we may consider purchasing free-standing sites where it is cost-effective to do so.

Unit Economics

    Our management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. Our restaurants averaged $2,073,000 and $2,056,000 in sales during fiscal years ended December 30, 2003 and December 31, 2002, respectively. The 63 leased restaurants open at December 30, 2003 had an average cash investment of approximately $1,434,000. The one unit we own had a cost of $1,964,000 (including the costs for land acquisition, construction, equipment and pre-opening costs). In the future we anticipate most locations will be leased rather than purchased and anticipate an average cash investment per location between $1.7 million and $2.0 million.

Menu

    Our restaurants offer a single menu for lunch, dinner and late-night dining. The menu features a broad selection of appealing appetizers (including quesadillas, chicken wings and nachos) and soups and salads (including Caesar salads, chili and soups of the day), typically ranging in price from $3.29 to $6.99. The menu includes over 25 entrees typically priced between $5.99 to $16.99 such as sandwiches, pizzas, ribs, burgers and a selection of grilled and smoked barbecued entrees. Most entrees are priced under $12.00. The two restaurants opened in 2004 feature a new and much broader menu including additional appetizers, a full selection of traditional crust pizzas, and additional entrees, sandwiches, soups and salads. A strong emphasis is placed on the presentation of each of these menu items, increasing the quality and satisfaction of our customer's overall dining experience. Each location features a full service bar and most restaurants have over 100 brands of ales, lagers, stouts and specialty beers from around the world, with an average of 30 beers on tap. Alcoholic beverage service accounted for approximately 58% of the Company's revenues in the fiscal year ended December 30, 2003.

Ambiance and Design

    We strive to offer a unique setting with a broad appeal to both male and female customers through an inviting, clean and comfortable atmosphere. In order to achieve the feeling of an upscale atmosphere for these customers, we emphasize decor, lighting and cleanliness. For example, we recycle fresh filtered air throughout our restaurants several times an hour and place fresh-cut flowers in our restrooms. Each of our locations feature dedicated areas for viewing sporting events and/or music videos. These entertainment areas can be readily configured into a comfortable "arena" for concurrent viewing of national, regional and local sporting and other television events. To maximize the broad appeal of the atmosphere in our restaurants, the sound in each room is carefully monitored to balance the desire among our customers for lively entertainment versus quieter socializing. In addition, our locations generally offer multiple tournament-quality billiard tables and darts and popular interactive games to further enhance our appeal as a social destination. All locations are also capable of accommodating business and social organizations for special events.
    We believe the design of our restaurants plays an essential role in our success. Most of our restaurants have a centrally-located bar and primary dining room as well as two wing rooms that are partitioned from the central bar and dining area by etched glass. The wing rooms serve as secondary dining areas and house games of skill along with state-of-the-art audio and video technology. This layout provides guests with an open view of the main dining room, bar and gaming areas. Our last seven units opened have a separate dedicated non-smoking dining area with one to three secondary dining and gaming areas. The open kitchen is organized for efficient work flow and is also centrally located so as to entice guests with its flavorful aromas.

Marketing

    We believe our restaurant concept attracts a loyal clientele, and we rely primarily on word-of-mouth to attract new business. We do, however, advertise through traditional marketing and advertising media in selected markets. These media include television, radio and print advertising and local store marketing to households.
    Our marketing efforts also seek to focus on national, regional and local sporting events such as the Super Bowl and the NCAA basketball tournament, which attract locally active groups of fans, supporters and alumni. The versatile layout and design of our restaurants can also accommodate group events.

Operations and Management

    Our operations and management systems are based upon systems and controls that were developed by our senior management and have been successfully used to manage a large number of restaurants located in numerous states. We strive to maintain quality and consistency in our restaurant locations through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of locations and conduct of personnel.
    We staff our restaurants with management that has experience in the restaurant industry. We believe our strong team-oriented culture helps us attract highly motivated employees who provide customers with a superior level of service. We train our kitchen employees and wait staff to take great pride in preparing and serving food in accordance with our high standards. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and our managers, in particular, are instructed to visit each table. Senior corporate management hosts weekly meetings with regional and district managers to discuss staffing, marketing, individual restaurant performance and customer comments. Moreover, we require our general managers to hold daily shift meetings at their individual restaurants. Senior management regularly visits the Fox and Hound and Bailey's locations and meets with the respective management teams to ensure compliance with our strategies and standards of quality.

    Management. The management of a typical restaurant consists of one general manager and three to five assistant managers depending upon restaurant revenue and hours of operation. The assistant managers are responsible for their own operational units, including a kitchen manager, bar manager and service manager, but all have been trained to support and manage each operational unit of the restaurant. Each general manager is responsible for the restaurant's day-to-day operations and is required to follow our established operating procedures and standards. Each location also employs a staff of hourly employees, many of whom are part-time personnel. We currently employ twelve district managers, each of which oversees between four and seven restaurants. We also employ two regional managers who oversee the various districts. Our regional managers, district managers, general managers and assistant managers participate in incentive cash bonus programs. Awards under the incentive plans are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. In addition, the regional managers, district managers and general managers participate in our Employee Stock Option Plan.
    Financial Controls. We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. Sales and labor information are collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred daily or weekly to our principal operating account. We utilize a comprehensive peer review reporting system for our general managers. Within 10 days after the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each restaurant meet in person with their respective regional and district managers to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The district managers also meet in person with the senior management team to review the performance for the past accounting period as well as set the operating agenda for the next period. We believe the peer review system enables each general manager and district manager to benefit from the collective experience of all of the Company's management.
    Customer Service. We believe customer service and satisfaction are keys to the success of our operations. In addition to customer evaluations, we use secret shopper visits to independently evaluate customer satisfaction. A national restaurant evaluation firm performs these visits, three times per 28-day period, to test our food and beverage service in a discrete manner without the knowledge of the restaurant personnel. In addition, we encourage frequent visits by restaurant management to customers' tables, active involvement of management in responding to guest comments and assigning wait persons so as to ensure customer satisfaction.
    Training. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a manager. Restaurant management personnel participate in an eight-week to twelve-week training program that focuses on various aspects of the restaurant's operations and customer service. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns. We promote a safe drinking environment through the use of certain internal procedures in addition to extensive alcohol awareness training. It is mandatory for all service employees and managers, regardless of a lack of state regulation, to complete a third-party alcohol awareness-training program. We have also established internal measures to promote a safe drinking environment, such as a four-drink log (which is reviewed by the restaurant's district manager).

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

Trademarks

    We have federally registered our "Fox & Hound(R)," "Bailey's Sports Grille(R)," "Bailey's Smokehouse & Tavern(R)" and "Quality Is Our Passion(R)" service marks. Our "7 Bailey's Sports Grille(R)" and "Serious Fun 7 Bailey's Sports Grille(R)" design marks are also federally registered. We regard our service and design marks as having significant value and as being an important factor in the marketing of our restaurant concept. We are aware of names and marks similar to our service marks that are used by other persons in certain geographic areas. We believe such uses will not have a material adverse effect on the Company as either the "Bailey's" or "Fox and Hound" brand names may be used if the other name is unavailable. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Employees

    As of March 22, 2004, we employed approximately 3,700 persons, 350 of whom are executive officers, regional managers, district managers and restaurant management personnel and the remainder of whom are hourly restaurant personnel and corporate support staff. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are satisfactory.

Website Access

    Our website address is www.tentcorp.com. Our filings with the Securities and Exchange Commission ("SEC") are available at no cost on our website as soon as practicable after the filing of such reports with the SEC.

Risk Factors

We May Not Be Able To Manage Our Planned Expansion, Which May Lead To Higher Costs Or A Failure To Realize Anticipated Revenues Or Operating Profits.
    We face business risks commonly associated with rapidly growing companies, including the risk that existing management, information systems and financial controls may be inadequate to support our planned expansion. We experienced difficulty managing our rapid expansion following our initial public offering in fiscal year 1997 and, as a result, temporarily suspended development of new restaurants in the second fiscal quarter of 1999. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and our systems and controls. If we fail to adapt management, information systems and financial controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected. In addition, we anticipate entering new geographic markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause new restaurants to be less successful than restaurants in our existing markets.

If We Are Unable To Open New Restaurants In A Timely And Profitable Manner, Our Business Could Be Materially Adversely Affected.
    To continue to expand our business, we must open new restaurants on a timely and profitable basis. We have experienced occasional delays in opening restaurants and may experience delays in the future. Delays in opening, or failures to open, new restaurants could materially adversely affect our business, financial condition, operating results and cash flows. Our ability to expand successfully may depend on a number of factors, some of which are beyond our control, including:

    - Identification and availability of suitable restaurant sites;

    - Competition for restaurant sites;

    - Negotiation of favorable leases;

    - Timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

    - Management of construction and development costs of new restaurants;

    - Securing of required governmental approvals and permits;

    - Availability, staffing, training and retention of qualified management and hourly personnel, particularly district, general and assistant managers;

    - Competition in new markets; and

    - General economic conditions.

    There can be no assurance that we will be able to complete our planned expansion or that new restaurants, if completed, will perform in a manner consistent with our most recently opened restaurants or make a positive contribution to our operating results.

The Price Of Our Common Stock Has Been Highly Volatile And May Continue To Be Highly Volatile, Which May Adversely Affect Your Ability To Sell Your Shares And Our Ability To Raise Additional Capital.
    A public market for our common stock has existed since 1997. The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from January 1, 2001 through March 22, 2004, our common stock has traded from a low of $1.13 to a high of $17.25 per share. The price of our common stock may experience significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:

    - Changes in financial estimates or recommendations by securities analysts regarding us or our common stock;

    - Our performance and the performance of our competitors and other companies in the restaurant industry;

    - Quarterly fluctuations in our operating results or the operating results of other companies in the restaurant industry;

    - Additions or departures of key personnel;

    - The trading volume of our common stock;

    - General economic conditions and their effect on the casual dining industry in general; and

    - Competition, natural disasters, acts of war or terrorism or other developments affecting us or our competitors.

    In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of particular companies. This volatility has significantly affected, and may continue to affect, the price of our common stock and may adversely affect your ability to sell your shares and our ability to raise additional capital. See "Price Range of Common Stock."

Our Operating Results Could Be Materially Adversely Affected By The Negative Performance Of A Small Number Of Restaurants Because Of Our Small Restaurant Base.
    As of March 22, 2004, we operated only 66 restaurants, 10 of which opened in the last 12 months. Due to the small number of restaurants, poor operating results at any one or more new or existing restaurants could materially adversely affect our profitability. Factors that could adversely affect the operating results of any new or existing restaurant include local competition, consumer preference, development of the area in which the restaurant is located and access to the restaurant, including construction of highways that provide, or in some cases prevent, access to the restaurant. The operating results of certain existing restaurants have been, and may continue to be, affected by any one or more of these factors. The business, financial condition, operating results and cash flows or the lack of success of one or more new or existing restaurants may have a more significant effect on our overall results of operations than would be the case in a larger company with a significantly larger restaurant base.

We May Be Unable To Fund Our Significant Future Capital Needs And We May Require Additional Funding Sooner Than Anticipated.
    We plan to expend $20 million to $25 million over the next 12 months in connection with new restaurant openings and expect that similar expenditures for planned expansion in fiscal year 2005 will equal or exceed these amounts. The capital resources required to develop each new restaurant are significant. We believe that funds anticipated to be available from our existing line of credit and anticipated cash flow from our operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that changes in our operating plans, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause us to seek additional financing, prevent us from achieving the goals of our expansion strategy or prevent any newly opened restaurants from operating profitably.

Because Our Business Is Focused On A Single Concept And Lacks Diversification, Our Continued Success Could Suffer If Consumer Preferences Change.
    Our restaurant concept features a combination of casual dining and entertainment, and our continued success depends, to a large degree, upon the popularity of casual dining and the types of entertainment offered in our restaurants. Changes in consumer tastes and preferences away from our concept, dining style or entertainment options may have a disproportionate and materially adverse impact on our business, financial condition, operating results, cash flows and prospects.

Changes In Discretionary Spending Could Negatively Impact Our Operating Results.
    The success of our business and its operating results are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located. A decline in discretionary spending could adversely affect our business, financial condition, operating results and cash flows. Our business could also be adversely affected by general economic conditions, terrorist attacks and the resulting cancellation or delay of national sporting events, demographic trends, consumer confidence in the economy and changes in disposable consumer income.

Because We Are Significantly Smaller And Less Established Than The Majority Of Our National Competitors, We May Lack The Financial Resources Needed To Compete Effectively And Sustain Profitability.
    Due to the nature of our business, we compete with competitors in both the restaurant and entertainment industries. A great number of restaurants and entertainment businesses compete directly and indirectly with us. Many of these entities have a greater number of locations, are more established, and have significantly greater financial (based on total assets and annual revenues), marketing and other resources than us. Although there are only a few other competing companies presently combining restaurant and entertainment operations in a manner similar to us, we may encounter increased competition in the future. This increased competition may have an adverse effect on our business, financial condition, operating results and cash flows.

We Depend On The Expertise Of Key Personnel. If Any Of These Individuals Leave Or Change Their Role With Us, Our Operations May Suffer.
    Our success and the results of operations are dependent to a large degree on the efforts and abilities of our existing management, including Steven M. Johnson, Chief Executive Officer; Gary M. Judd, President; Kenneth C. Syvarth, Chief Operating Officer; and James K. Zielke, Chief Financial Officer, Secretary and Treasurer. Messrs. Johnson, Judd, Syvarth and Zielke are employed by us pursuant to employment agreements, each of which will expire as of June 30, 2004, and are also subject to non-competition, confidentiality and non-solicitation agreements with us. The employment agreements are extended automatically for successive one year terms unless terminated by either party no later than 90 days prior to each June 30 annual anniversary date. If any of Messrs. Johnson, Judd, Syvarth or Zielke were to leave us, our business, financial condition, results of operations, cash flows and growth could suffer. Our growth will also continue to depend, to a large degree, upon our ability to attract and retain additional skilled management personnel.

Quarterly Fluctuations And Seasonality In Our Operating Results Could Cause Our Stock Price To Fall.
    Our operating results may fluctuate significantly from period to period and the results for one period may not be indicative of results for other periods. Our operating results may also fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, seasonality, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.
    The timing of new restaurant openings may result in significant fluctuations in quarterly results as a result of the revenues and expenses associated with each new restaurant location. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, the restaurant's opening. In addition, the labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Our growth, operating results and profitability will depend to a large degree on our ability to increase the number of our restaurants.
    We also expect seasonality to continue to be a factor in our results of operations. Historically, our revenues have been moderately higher in the first and fourth quarters due to weather conditions, major sporting events and the year-end holidays. Our revenues in most of our restaurants have been lower during the summer months of each year, and we expect lower second and third quarter revenues to continue in the future. In addition, for accounting purposes, the first, second and third quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 or 17 weeks. As a result, some of the variations in our operating results may be attributable to the different lengths of the fiscal quarters. These quarterly fluctuations and seasonality may cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Fluctuations, Seasonality and Inflation."

Our Operations Depend On Governmental Licenses And Regulation.
    We are subject to numerous federal, state and local laws affecting our business. Each restaurant location is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement and state and municipality health and safety and fire agencies. Our business depends, in particular, on obtaining and maintaining required food service and liquor licenses for each of our restaurants. If we fail to obtain and maintain all necessary licenses or if government regulation of our business changes, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations, which could materially adversely affect our operating results and profitability.
    Our operations are particularly dependent on holding the proper governmental licenses concerning the sale of alcohol. In fiscal year 2003, 58% of our sales were derived from alcoholic beverages. Each restaurant is required to obtain, directly or indirectly, a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations govern numerous aspects of the daily operations of each restaurant location, including the minimum age of patrons and employees, hours of operation, advertising practices, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. Although we have not encountered any material problems relating to alcoholic beverage licenses or alcoholic beverage control regulations to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere and could materially adversely affect our operating results.

We May Face Liability Under "Dram-Shop" Statutes.
    The sale of alcoholic beverages subjects us to "dram-shop" statutes in 18 of the 21 states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which coverage we believe is consistent with that carried by other entities serving alcoholic beverages. Significant exposure to liquor liability claims may result in our experiencing higher costs than expected as a result of higher insurance premiums and deductible claims. If we sustain significant adverse liquor liability claims in the future, liquor liability insurance may become difficult or impossible to obtain. If we fail to maintain our insurance coverage or if a judgment against us is rendered under a dram-shop statute in excess of our liability coverage, we could suffer a material adverse effect on our business, financial condition, operating results and cash flows. Further, adverse publicity resulting from such allegations may materially adversely affect us and our restaurants.

Federal And State Minimum Wage Laws Apply To A Number Of Our Employees And May Increase Our Costs.
    Various federal, state and local labor laws and license and permit requirements govern and affect our relationship with our employees, including such matters as minimum wage requirements, overtime and other working conditions. A significant number of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, legislated increases in the minimum wage will increase labor costs at our restaurants. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements for employees who receive gratuities could be detrimental to the economic viability of our operations. In addition, we are subject to extensive rules and regulations with respect to discriminatory practices and accommodation of persons with disabilities.

Adverse Publicity Concerning Customer Complaints Or Litigation May Harm Our Business.
    We may be from time to time the subject of complaints or litigation from customers alleging beverage and food-related illness, injuries suffered on our premises, or other quality, health or operational concerns. Adverse publicity resulting from these allegations may materially affect us, regardless of whether such allegations are true or whether we are ultimately held liable. These allegations may also divert financial and management resources that would otherwise be used to benefit the future performance of our operations.

Increased Food And Alcohol Costs Could Materially Adversely Affect Our Operating Results.
    Among other factors, the success of our business and our operating results are dependent in part upon our ability to anticipate and react to changes in food and alcohol costs and the mix between our food and liquor revenues. Various factors beyond our control, such as adverse weather conditions; increases in federal, state or local taxes, or other governmental regulation; or war, may affect food and liquor costs. We may not be able to anticipate and react to changing food and liquor costs by adjusting purchasing practices and implementing menu changes and price adjustments, and a failure to do so could materially adversely affect our business, financial condition, operating results and cash flows. There can be no assurance that changes in our sales mix will not adversely affect our profitability.

If We Are Unable To Secure The Exclusive Use Of Our Trademarks, Our Business Maybe Adversely Affected.
    We are aware of names and marks similar to our service marks that are used by other persons in certain geographic areas. We believe such uses will not have a material adverse effect on us, as either the "Bailey's" or "Fox and Hound" tradenames may be used if the other name is unavailable, but there can be no assurance that such marks will be available for use by us in all locations or that we will be able to secure the exclusive use of such marks. If we are unable to secure and maintain the exclusive use of our trademarks and tradenames, our business may be adversely affected.

Our Directors And Executive Officers And An Existing Stockholder Have Considerable Control Over Our Company, Which May Lead To Conflicts With Other Stockholders Over Corporate Governance.
    Our directors and executive officers and Jamie B. Coulter beneficially own collectively approximately 38.6% of our outstanding common stock. As a result, these persons, acting alone or together, will be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions, and they may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

We Have Implemented Anti-Takeover Provisions That Could Discourage Or Prevent A Takeover, Even If An Acquisition Would Be Beneficial To Our Stockholders.
    Provisions of our certificate of incorporation, as amended, and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.
    These provisions include provisions:

    - Establishing a classified board of directors requiring that members of our board of directors be elected in different years;

    - Authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares, facilitate implementation of a stockholder rights plan (or "poison pill") or change the balance of voting control and thwart a takeover attempt;

    - Prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of our stockholders to elect director candidates;

    - Limiting the ability of our stockholders to call special meetings of our stockholders; and

    - Establishing advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon by our stockholders at stockholder meetings.

    In addition, Section 203 of the General Corporation Law of the State of Delaware and the terms of our employment agreements and Option Plans may discourage, delay or prevent a change in control. See "Description of Capital Stock -- Preferred Stock," "Description of Capital Stock - Certain Anti-Takeover Provisions," "Management" and "Principal and Selling Stockholders."

A Single Vendor Handles Much Of Our Accounting and Administrative Services.
    Franchise Services Company handles much of our accounting and administrative services. While we believe we could replace this vendor, any disruption of services by this vendor or any change to a new vendor could adversely affect our restaurants.

The Risk Of Future Terrorist Attacks May Adversely Impact Our Revenue.
    Recent terrorist warnings, both in the United States and internationally, suggest the possibility of future terrorist attacks, which together with the unpredictability of future military action and other responses to such terrorist attacks has resulted in economic uncertainty. The occurrence of future terrorist attacks may adversely affect our business and make it more difficult to forecast our future results of operation.

Item 2.       Properties
              ----------

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

Item 3.       Legal Proceedings
              -----------------

    On February 28, 2001, Patrick O'Shea, David W. Faber, Ann Swanson, Stacy Gregory, Wes L. Patterson, Dale Sproat, Mark Thagard, and Patrick Wilson filed a complaint on their own behalf and on behalf of other similarly situated persons against us, Fox & Hound of Indiana, Inc., our subsidiary; Gary Judd, our President; Steven M. Johnson, our Chief Executive Officer; J.C. Weinberg, our former Chief Operating Officer; and Kenneth Syvarth, our Chief Operating Officer, in the United States District Court for the Southern District of Indiana.
    The plaintiffs alleged that they were employed by the defendants with the titles of manager-in-training, assistant manager, and/or general manager, and that we and the other defendants willfully and in bad faith failed to pay the plaintiffs overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act (FLSA). The plaintiffs' complaint sought (i) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (ii) an accounting of compensation to which the defendants were owed, (iii) monetary damages in the form of back pay compensation and benefts, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (iv) attorneys' fees and costs.
    On June 4, 2002, the court entered an order allowing the plaintiffs to send a notice to all persons who had worked for us under the employee-manager titles since February 29, 1998, so that such persons could decide whether to opt-in to the collective action. Forty individuals opted in; however, only 18 of the 40 individuals were ultimately allowed to opt-in by the court. The parties and their counsel, without admitting liability or violation of the FLSA and specifically denying any illegal or improper conduct on the part of the defendants, considered that the interests of all concerned were best served by settlement and dismissal of this action. Therefore, the parties entered into a settlement agreement in December 2003. The magistrate approved the settlement agreement on December 24, 2003, the terms of which are confidential. This legal proceeding has been satisfactorily resolved and concluded.
    On October 2, 2000, R&A Bailey & Company of Dublin, Ireland, filed a notice of opposition in the Trademark Trial and Appeal Board ("TTAB") of the U.S. Patent and Trademark Office to the Company's U.S. service mark applications for "BAILEY'S PUB & GRILLE" (color), "BAILEY'S PUB & GRILLE" (stylized), and "BAILEY'S PUB & GRILLE."

Additionally, on November 14, 2000, R&A Bailey & Company filed a petition in the TTAB of the U.S. Patent and Trademark Office to cancel the Company's U.S. service mark registrations for "7 BAILEY'S SPORTS GRILLE" (+ Design), "SERIOUS FUN 7 BAILEY'S SPORTS GRILLE" (+ Design), and "BAILEY'S SPORTS GRILLE."
    R&A Bailey & Company alleged that the cited registrations and applications caused it damage, were likely to create a likelihood of confusion, mistake, or deception, and would likely dilute and lessen its "famous" marks in violation of the Lanham Act. R&A Bailey & Company sought cancellation of our registrations and opposed the registration of our applications for registration of the above-listed marks.
    On December 10, 2002, the parties executed a settlement agreement to resolve both the opposition and cancellation matters, the terms of which require us to amend the subject applications and registrations to remove "bar services" from the description of services. We filed the necessary Requests for Amendments with the TTAB on December 20, 2002. The U.S. Patent and Trademark office accepted and approved the requested amendments in December 2003. This legal proceeding has been satisfactorily resolved and concluded.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

    No matters were submitted to a vote of the holders of our Common Stock during the fourth quarter of the Company's fiscal year ended December 30, 2003.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters
              -----------------------------------------------------------------

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

         Fiscal Year 2001                    High              Low
         ----------------                    ----              ---
         First Quarter                        3.31             1.34
         Second Quarter                       3.20             2.10
         Third Quarter                        3.32             2.50
         Fourth Quarter                       3.20             2.19

         Fiscal Year 2002                    High              Low
         ----------------                    ----              ---
         First Quarter                        8.50             3.31
         Second Quarter                      15.94             7.62
         Third Quarter                       16.99             8.38
         Fourth Quarter                       9.76             6.08

         Fiscal Year 2003                    High              Low
         ----------------                    ----              ---
         First Quarter                        9.68             7.10
         Second Quarter                       9.21             7.05
         Third Quarter                       10.95             9.10
         Fourth Quarter                      12.46            10.30


Holders

    As of March 22, 2004, there were 49 holders of record our common stock.

Dividends

    We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock for the foreseeable future. We intend to retain future earnings to finance future development.

Item 6.       Selected Financial Data
              -----------------------

    The following selected financial data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical income statement data for the 52 weeks ended December 30, 2003, the 53 weeks ended December 31, 2002, and for the 52 weeks ended December 25, 2001, December 26, 2000, and December 28, 1999, the balance sheet data as of December 30, 2003, December 31, 2002, December 25, 2001, December 26, 2000, and December 28, 1999 are derived from our audited financial statements.

                                                                                                   52 weeks ended
                                                 52 weeks ended   53 weeks ended   -----------------------------------------------
                                                 Dec. 30, 2003    Dec. 31, 2002    Dec. 25, 2001    Dec. 26, 2000    Dec. 28, 1999
                                                 -------------    -------------    -------------    -------------    -------------
                                                                           (In thousands, except per share data)
     Income Statement Data:
     Net sales                                   $     121,708    $     102,464    $      70,052    $      54,928    $      55,020
     Costs and expenses:
       Cost of sales                                    32,006           26,815           18,955           14,515           15,115
       Operating expenses                               63,490           52,067           35,079           27,713           28,061
       Depreciation and amortization                     6,036            5,177            3,616            3,504            3,606
       Preopening costs                                  1,822            1,654            1,218              500              487
       Provision for asset impairment
          and store closing                              2,008               --               --            2,362            1,087
                                                 -------------    -------------    -------------    -------------    -------------
     Restaurant costs and expenses                     105,362           85,713           58,868           48,594           48,356
                                                 -------------    -------------    -------------    -------------    -------------
     Restaurant operating income                        16,346           16,751           11,184            6,334            6,664
     General and administrative expenses                 6,293            5,181            3,991            3,769            3,901
     Goodwill amortization                                  --               --              244              244              244
     Loss on disposal of assets                             58               31              134               67              124
                                                 -------------    -------------    -------------    -------------    -------------
     Income from operations                              9,995           11,539            6,815            2,254            2,395
     Other income (expense)                               (265)            (388)            (863)          (1,080)          (1,174)
                                                 -------------    -------------    -------------    -------------    -------------
     Income from continuing operations
       before income taxes                               9,730           11,151            5,952            1,174            1,221
     Provision for income taxes                          3,192            3,961            2,200              336              413
                                                 -------------    -------------    -------------    -------------    -------------
     Income from continuing operations
       before cumulative effect of a
       change in accounting principle                    6,538            7,190            3,752              838              808
     Income (loss) from discontinued operations             --               13             (423)              10                9
                                                 -------------    -------------    -------------    -------------    -------------
     Income before cumulative effect of a
       change in accounting principle                    6,538            7,203            3,329              848              817
     Cumulative effect of a change in
       accounting principle                                 --               --               --               --           (1,128)
                                                 -------------    -------------    -------------    -------------    -------------
     Net income (loss)                           $       6,538    $       7,203    $       3,329    $         848    $        (311)
                                                 =============    =============    =============    =============    =============

     Earnings (loss) per share information:
     Basic
       Income from continuing operations
          before cumulative effect of a
          change in accounting principle         $        0.67    $        0.77    $        0.43    $        0.09    $        0.08
       Income (loss) from discontinued operations           --               --            (0.05)              --               --
       Cumulative effect of accounting change,
          net of tax                                        --               --               --               --            (0.11)
                                                 -------------    -------------    -------------    -------------    -------------
       Net income (loss)                         $        0.67    $        0.77    $        0.38    $        0.09    $       (0.03)
                                                 =============    =============    =============    =============    =============
       Weighted average number of common
          shares outstanding                             9,792            9,344            8,670            9,323           10,348
     Diluted
       Income from continuing operations
          before cumulative effect of a change
          in accounting principle                $        0.64    $        0.73    $        0.43    $        0.09    $        0.08
       Income (loss) from discontinued operations           --               --            (0.05)              --               --
       Cumulative effect of accounting change,
          net of tax                                        --               --               --               --            (0.11)
                                                 -------------    -------------    -------------    -------------    -------------
       Net income (loss)                         $        0.64    $        0.73    $        0.38    $        0.09    $       (0.03)
                                                 =============    =============    =============    =============    =============
       Weighted average number of common
          shares outstanding                            10,228            9,801            8,694            9,329           10,352

                                                Dec. 30, 2003    Dec. 31, 2002    Dec.  25, 2001   Dec. 26, 2000    Dec. 28, 1999
                                                -------------    -------------    -------------    -------------    -------------
     Balance Sheet Data:                                                          (In thousands)
     Working capital (deficit)                  $      (5,861)   $      (5,618)   $      (5,100)   $      (3,435)   $        (489)

     Total assets                                      67,613           55,895           43,150           40,128           41,352

     Notes payable, including current portion           3,635            2,540           10,350           11,980           14,395

     Stockholders' equity                              49,320           43,284           24,149           20,987           22,232

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
              ---------------------------------------------------------------

General

     You should read the following discussion and analysis in conjunction with the information set forth under "Selected Financial Data" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.
     We began operations February 20, 1997 with three Fox and Hound and eight Bailey's restaurants. We have opened and closed restaurants since that date as follows:

                                         1997(1)   1998     1999     2000    2001    2002    2003   2004(2)
                                         ----      ----     ----     ----    ----    ----    ----   ----
     Open at beginning of period           11        16       32       35      38      43      54     64
     Opened during period                   5        16        5        3       5      12      10      2
     Closed during period                  --        --        2       --      --       1      --     --
                                         ----      ----     ----     ----    ----    ----    ----   ----
     Open at end of period                 16        32       35       38      43      54      64     66
                                         ====      ====     ====     ====    ====    ====    ====   ====

---------------

(1) From February 20, 1997 through December 30, 1997
(2) From December 31, 2003 through March 22, 2004

     The components of our net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For fiscal years 2003 and 2002, the components of net sales were as follows: (i) food and non-alcoholic beverages: 34.2% and 33.1%, respectively;
(ii) alcoholic beverages: 58.3% and 58.5%, respectively; and (iii) entertainment and other: 7.5% and 8.4%, respectively.
     The components of our cost of sales primarily include direct costs of food, non-alcoholic beverages and alcoholic beverages. These costs are generally variable and will fluctuate with changes in sales volume and sales mix.
     Components of restaurant operating expenses include operating payroll and fringe benefits, and occupancy, maintenance and utilities. All but one of our locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum sales levels.
     Depreciation and amortization costs primarily include depreciation and amortization of capital expenditures for restaurants.
     Preopening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants.
     The provision for asset impairment reflects the charges made for the write down of certain underperforming restaurant assets. We periodically review our long lived assets that are held and used in our restaurant operations for indications of impairment. The provision for restaurant closing primarily includes the remaining lease obligation for closed restaurants.
     General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies, as well as accounting services fees, are major items in this category.
     In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of March 22, 2004, there were 53 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

Results of Operations

     The following discussion of results of operations should be read in conjunction with the information under the caption "Selected Financial Data," our Consolidated Financial Statements and related Notes thereto and the other financial data included elsewhere in this Form 10-K. We operate on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2001 and 2003 each consisted of 52 weeks and fiscal year 2002 consisted of 53 weeks. Our fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.
     The following table sets forth for the periods indicated the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales and other selected operating data.

                                                                      Year Ended(1)
                                                           ----------------------------------
                                                           Dec. 30,     Dec. 31,     Dec. 25,
                                                             2003         2002         2001
                                                           --------     --------     --------
     Income Statement Data:
        Net sales                                             100.0%       100.0%       100.0%
        Costs and expenses:
           Cost of sales                                       26.3         26.2         27.1
           Operating expenses                                  52.2         50.8         50.1
           Depreciation and amortization                        5.0          5.1          5.2
           Preopening costs                                     1.5          1.6          1.6
           Provision for asset impairment                       1.6           --           --
                                                           --------     --------     --------
        Restaurant costs and expenses                          86.6         83.7         84.0
                                                           --------     --------     --------
        Restaurant operating income                            13.4         16.3         16.0
        General and administrative                              5.2          5.0          5.7
        Goodwill amortization                                    --           --          0.4
        Loss on disposal of assets                               --           --         (0.2)
                                                           --------     --------     --------
        Income from operations                                  8.2         11.3          9.7
           Other income/(expense)                                --         (0.1)          --
           Interest expense                                    (0.2)        (0.3)        (1.2)
                                                           --------     --------     --------
        Income from continuing operations
           before income taxes                                  8.0         10.9          8.5
        Provision for income taxes                              2.6          3.9          3.1
                                                           --------     --------     --------
        Income from continuing operations                       5.4          7.0          5.4
        Income (loss) from discontinued operations               --           --         (0.6)
                                                           --------     --------     --------
        Net income                                              5.4%         7.0%         4.8%
                                                           ========     ========     ========

Restaurant Operating Data:
        Number of locations at end of period                     64           54           43
        Number of store operating weeks (2)                   3,052        2,599        2,071
        Annualized average weekly sales per location (3)   $  2,073     $  2,056     $  1,780

--------------------------

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

Fifty-two Weeks Ended December 30, 2003 Compared to Fifty-three Weeks Ended December 31, 2002

    Net sales increased $19,244,000 (18.8%) for the 52 weeks ended December 30, 2003 to $121,708,000 from $102,464,000 for the 53 weeks ended December 31, 2002, which was attributable to a 0.8% increase in annualized average weekly sales ($2,073,000 versus $2,056,000) and a 17.4% increase in store operating weeks (3,052 versus 2,599). Same store sales decreased 2.2% for the 52 weeks ended December 30, 2003.
    Costs of sales increased $5,191,000 (19.4%) for the 52 weeks ended December 30, 2003 to $32,006,000 from $26,815,000 for the 53 weeks ended December 31,
2002, and increased as a percentage of net sales to 26.3% from 26.2%. This increase as a percentage of net sales was principally attributable to an increase in the cost of certain raw products offset by the impact of a price increase taken in the first quarter of 2003.
    Restaurant operating expenses increased $11,422,000 (21.9%) for the 52 weeks ended December 30, 2003 to $63,490,000 from $52,067,000 for the 53 weeks ended December 31, 2002, and increased as a percentage of net sales to 52.2% from 50.8%. This increase as a percentage of net sales was principally attributable to an increase in occupancy costs of new units and an increase in the cost of liability insurance premiums and claims expense.

    Depreciation and amortization increased $859,000 (16.6%) for the 52 weeks ended December 30, 2003 to $6,036,000 from $5,177,000 for the 53 weeks ended December 31, 2002, and decreased as a percentage of net sales to 5.0% from 5.1%. This increase in expense is due to additional depreciation on ten restaurants opened since December 31, 2002, net of older restaurants with fully depreciated equipment during the year.
    Preopening costs increased $168,000 (10.2%) for the 52 weeks ended December 30, 2003 to $1,822,000 from $1,654,000 for the 53 weeks ended December 31, 2002, and decreased to 1.5% from 1.6% as a percentage of net sales. Preopening costs for fiscal year 2003 were related to the opening of ten restaurants in fiscal year 2003 and partial preopening costs related to restaurants that will open in fiscal year 2004. Preopening costs for fiscal year 2002 were related to the opening of twelve restaurants in fiscal year 2002 and costs related to restaurants that opened in fiscal year 2003.
    Provision for asset impairment was $2,008,000 for the 52 weeks ended December 30, 2003.
    General and administrative expenses increased $1,112,000 (21.5%) for the 52 weeks ended December 30, 2003 to $6,293,000 from $5,181,000 for the 53 weeks ended December 31, 2002, due to an increase in corporate infrastructure to support our expansion. General and administrative expenses increased as a percentage of net sales to 5.2% from 5.0%.
    Other income was $2,000 for the 52 weeks ended December 30, 2003 compared to other expense of $46,000 for the 53 weeks ended December 31, 2002. This expense in 2002 was related to the write-off of an interest in a limited partnership investment.
    Loss on disposal of assets was $58,000 for the 52 weeks ended December 30, 2003 and $31,000 for the 53 weeks ended December 31, 2002. The losses reflect the disposal of certain video games for both years.
    Interest expense decreased $76,000 for the 52 weeks ended December 30, 2003 to $266,000 from $342,000 for the 53 weeks ended December 31, 2002. This decrease is due to both a lower interest rate and lower average balance applicable to our line of credit in the current fiscal year compared with the prior fiscal year.
    The effective income tax rate on income was 32.8% for the 52 weeks ended December 30, 2003 as compared to 35.5% for the 53 weeks ended December 30, 2002. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes and a decrease in the effective state tax rate.
    Income from discontinued operations was $13,000 for the 53 weeks ended December 31, 2002 due to income applicable to the restaurant closed on March 31, 2002.

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

Liquidity and Capital Resources

    As is customary in the restaurant industry, we operate with negative working capital. Negative working capital increased $243,000 to $5,861,000 as of December 30, 2003 from $5,618,000 as of December 31, 2002. This increase is attributable primarily to the cost of purchases of property and equipment and common stock in excess of working capital provided by operations and net proceeds from the line of credit. Cash decreased $303,000 to $813,000 as of December 30, 2003 from $1,116,000 as of December 31, 2002. We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
    On September 1, 1998 we entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. On October 1, 2003, this line of credit was amended to extend the original term of the agreement by three years. All other terms of the agreement remained unchanged. The Line of Credit is secured by substantially all of our assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of December 30, 2003, we had borrowed $3,635,000 under the Line of Credit. We are in compliance with all debt covenants.

    Cash flows from operations were $16,195,000 for the 52 weeks ended December 30, 2003 compared to $13,852,000 for the 53 weeks ended December 31, 2002. Purchases of property and equipment were $16,758,000 in the 52 weeks ended December 30, 2003 compared to $17,903,000 in the 53 weeks ended December 31, 2002. Net proceeds from the revolving note payable to bank were $1,095,000 for the 52 week period ending December 30, 2003 compared to net payments on the revolving note payable to bank of $7,810,000 for the 53 weeks ending December 31, 2002. At December 30, 2003, we had $813,000 in cash and cash equivalents.
    We intend to open twelve to fifteen new locations in fiscal year 2004 and twelve to fifteen in fiscal year 2005. At March 22, 2004, two restaurants had been opened in fiscal 2004, five restaurants were under construction and an additional six contracts had been executed. We are currently evaluating locations in markets familiar to our management team. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases. We expect to expend approximately $20 to $25 million to open new locations over the next twelve months.
    We believe the funds available from the Line of Credit and cash flow from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in our operating plans, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to us or at all.
    A summary of our obligations and commitments to make future payments under contracts, including debt, lease agreements and the administrative services agreement is presented below. The long-term debt payments represent principal payments only. The Company must also make monthly interest payments on the outstanding debt balance at a rate of 1/2% below the prime rate as published in The Wall Street Journal (3.50% at December 30, 2003).

                                                  Less than        1-3           4-5          After
     Contractual Obligations          Total         1 Year        Years         Years        5 Years
     -----------------------       -----------   -----------   -----------   -----------   -----------
     Long-term debt                $ 3,635,000   $        --   $   141,000   $ 1,765,000   $ 1,729,000
     Operating leases               72,780,000     8,186,000    15,536,000    13,643,000    35,415,000
     Other commitments                 843,000       730,600       112,400            --            --
                                   -----------   -----------   -----------   -----------   -----------
     Totals                        $77,258,000   $ 8,916,600   $15,789,400   $15,408,000   $37,144,000

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------

    Interest Rate Risk

    Our Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.625% for the year ended December 30, 2003. The following table presents the quantitative interest rate risks at December 30, 2003:

                                                   Principal Amount by Expected Maturity
                                     ---------------------------------------------------------------------
                                                                (In thousands)                                 Fair
                                                                                            There-             Value
     (dollars in thousands)          2004       2005       2006       2007       2008       after    Total    12/30/03
     ----------------------          ----       ----       ----       ----       ----      ------   ------   --------
     Variable rate debt             $  --      $  --      $ 141      $ 867      $ 898      $1,729   $3,635    $3,635
     Average Interest Rate--
       1/2% below prime              3.50%      3.50%      3.50%      3.50%      3.50%       3.50%

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

    See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               ---------------------------------------------------------------

       Not applicable.

Item 9A.       Controls and Procedures
               -----------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
               --------------------------------------------------------------

    The information required by this Item 12 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

    The information required by this Item 13 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 14.       Principal Accountant Fees and Services
               --------------------------------------

    The information required by this Item 14 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and
               and Reports on Form 8-K
               --------------------------------------------

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

                     (2) Exhibits

                                       INDEX TO EXHIBITS
                        Exhibit
                        Number                          Exhibit
                        ------                          -------

                         *2.1 Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp., Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey's Sports Grille, Inc. and Certain Limited Partners of N. Collins Enter- tainment, Ltd., 505 Entertainment, Ltd., Midway Entertain-ment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

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

                        *10.4 Non-Competition, Confidentiality and Non-Solicitation Agree- ment between the Registrant and Dennis L. Thompson, dated February 20, 1997.

                        *10.5 Non-Competition, Confidentiality and Non-Solicitation Agree- ment between the Registrant and Thomas A. Hager, dated February 20, 1997.

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

                      ***10.8.3      First Restated Loan Amendment to Loan
                                     Agreement by and among Intrust Bank, N.A.,
                                     TENT Finance, Inc., the Registrant, and
                                     various subsidiaries of Registrant, as
                                     "Guarantors," dated October 1, 2003.

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

                      ***14          Code of Ethics

                      ***21.1        Subsidiaries of Registrant.

                      ***24.1 Powers of Attorney (included on the signature page of this Form 10-K).

                      ***31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                      ***31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                      ***32.1 Certification by Steven M. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      ***32.2 Certification by James K. Zielke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------

               (b)   Reports on Form 8-K filed in the fourth quarter of 2003:

                     During the fourth quarter of 2003, we filed three Form 8-Ks under Item #5 - Other Events, Item 7, Financial Statements,
                     Item 9, Regulation FD Disclosure, and Item 12, Results of Operations, on the following dates: September 25, 2003, September 26, 2003, and November 13, 2003.

                   * Incorporated by reference to the Company's Registration
                     Statement on Form S-1, as amended (Commission File No. 333-23343).
                  ** Incorporated by reference to the Company's Registration
                     Statement on Form S-2, as amended (Commission File No. 333-90542).
                 *** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 29th day of March, 2004.


                                     TOTAL ENTERTAINMENT RESTAURANT CORP.
                                                 (Registrant)



                                     /s/ JAMES K. ZIELKE
                                     -------------------------------------------
                                                 James K. Zielke
                                             Chief Financial Officer,
                                        Treasurer, Secretary and Director
                                         (principal accounting officer)

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

          SIGNATURE                           TITLE                    DATE
          ---------                           -----                    ----

/s/ DENNIS L. THOMPSON              Co-Chairman of the Board      March 29, 2004
---------------------------------
Dennis L. Thompson


/s/ STEPHEN P. HARTNETT             Co-Chairman of the Board      March 29, 2004
---------------------------------
Stephen P. Hartnett


/s/ STEVEN M. JOHNSON               Chief Executive Officer and   March 29, 2004
---------------------------------   Director
Steven M. Johnson                   (principal executive officer)


/s/ GARY M. JUDD                    President and Director        March 29, 2004
---------------------------------
Gary M. Judd


/s/ JAMES K. ZIELKE                 Chief Financial Officer,      March 29, 2004
---------------------------------   Treasurer, Secretary
James K. Zielke                     and Director
                                    (principal accounting officer)

          SIGNATURE                           TITLE                    DATE
          ---------                           -----                    ----


/s/ THOMAS A. HAGER                 Director                      March 29, 2004
---------------------------------
Thomas A. Hager


/s/ C. WELLS HALL, III              Director                      March 29, 2004
---------------------------------
C. Wells Hall, III


/s/ E. GENE STREET                  Director                      March 29, 2004
---------------------------------
E. Gene Street


/s/ JOHN D. HARKEY, JR.             Director                      March 29, 2004
---------------------------------
John D. Harkey, Jr.

                      Total Entertainment Restaurant Corp.

                          Index to Financial Statements

                                                                            Page
Total Entertainment Restaurant Corp.
Independent Auditors' Report ...........................................    F-2
Consolidated Balance Sheets as of December 30, 2003 and
  December 31, 2002 ....................................................    F-3
Consolidated Statements of Income for the years ended December 30,
  2003, December 31, 2002, and December 25, 2001 .......................    F-5
Consolidated Statements of Stockholders' Equity for the years ended
  December 30, 2003, December 31, 2002, and December 25, 2001 ..........    F-6
Consolidated Statements of Cash Flows for the years ended December
  30, 2003, December 31, 2002, and December 25, 2001 ...................    F-7
Notes to Consolidated Financial Statements .............................    F-8

                          Independent Auditors' Report


The Stockholders
Total Entertainment Restaurant Corp.

We have audited the accompanying consolidated balance sheets of Total Entertainment Restaurant Corp. and subsidiaries as of December 30, 2003 and December 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 30, 2003, December 31, 2002 and December 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Entertainment Restaurant Corp. and subsidiaries as of December 30, 2003 and December 31, 2002, and the results of their operations and their cash flows for the years ended December 30, 2003, December 31, 2002 and December 25, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective December 26, 2001.


                                             /s/ KPMG LLP
Wichita, Kansas
January 30, 2004

                      Total Entertainment Restaurant Corp.
                           Consolidated Balance Sheets

                                                             December 30,  December 31,
                                                                2003          2002
                                                             -----------   -----------
Assets
Current assets:
   Cash and cash equivalents                                 $   812,740   $ 1,116,094
   Inventories                                                 2,096,584     1,603,672
   Prepaid income taxes                                          996,625            --
   Deferred income taxes                                         281,079       212,367
   Other current assets                                        1,538,327     1,034,151
                                                             -----------   -----------
Total current assets                                           5,725,355     3,966,284

Property and equipment:
   Land                                                          600,000       600,000
   Buildings                                                     702,739       702,739
   Leasehold improvements                                     45,092,351    36,653,603
   Equipment                                                  25,106,680    20,802,285
   Furniture and fixtures                                      7,514,220     5,845,627
                                                             -----------   -----------
                                                              79,015,990    64,604,254
   Less accumulated depreciation and amortization             22,615,256    17,391,742
                                                             -----------   -----------
Net property and equipment                                    56,400,734    47,212,512

Other assets:
   Goodwill, net of accumulated amortization of $1,222,121
   (Note 2)                                                    3,661,134     3,661,134
   Advances to developer (Note 3)                                841,940       570,000
   Other assets                                                  983,364       485,354
                                                             -----------   -----------
Total other assets                                             5,486,438     4,716,488
                                                             -----------   -----------


Total assets                                                 $67,612,527   $55,895,284
                                                             ===========   ===========

                                                                 December 30,  December 31,
                                                                    2003          2002
                                                                 -----------   -----------
Liabilities and stockholders' equity
Current liabilities:
   Current portion notes payable                                 $        --   $    98,413
   Accounts payable                                                5,509,934     4,043,123
   Sales tax payable                                               1,186,922     1,032,184
   Accrued payroll                                                 1,674,592     1,148,677
   Accrued payroll taxes                                             824,029       751,920
   Accrued income taxes                                                   --       960,645
   Lease obligation for closed store                                      --        42,606
   Other accrued liabilities                                       2,390,890     1,506,847
                                                                 -----------   -----------
Total current liabilities                                         11,586,367     9,584,415


Notes payable                                                      3,635,000     2,441,587
Deferred taxes                                                     2,503,040        98,633
Deferred revenue                                                      20,769        73,875
Accrued rent                                                         546,870       413,167

Stockholders' equity:
   Preferred stock, $.10 par value, 2,000,000 shares
     authorized; none issued                                              --            --
   Common stock, $.01 par value; 20,000,000 shares authorized;
     9,825,376 shares issued and
     outstanding (9,866,335 at December 31, 2002)                     98,254        98,663
   Additional paid-in capital                                     28,553,400    29,054,438
   Retained earnings                                              20,668,827    14,130,506
                                                                 -----------   -----------
Total stockholders' equity                                        49,320,481    43,283,607
                                                                 -----------   -----------

Commitments

Total liabilities and stockholders' equity                       $67,612,527   $55,895,284
                                                                 ===========   ===========

                 See notes to consolidated financial statements

                      Total Entertainment Restaurant Corp.
                        Consolidated Statements of Income

                                                             Year ended           Year ended           Year ended
                                                         December 30, 2003    December 31, 2002    December 25, 2001
                                                         -----------------    -----------------    -----------------
Sales:
Food and beverage                                        $     112,593,602    $      93,852,805    $      63,740,163
Entertainment and other                                          9,114,411            8,611,089            6,311,536
                                                         -----------------    -----------------    -----------------
   Total net sales                                             121,708,013          102,463,894           70,051,699

Cost and expenses:
   Cost of sales                                                32,005,657           26,814,798           18,955,174
   Restaurant operating expenses                                63,489,538           52,067,449           35,079,310
   Depreciation and amortization                                 6,036,556            5,176,553            3,616,147
   Preopening costs                                              1,822,436            1,654,072            1,217,455
   Provision for asset impairment                                2,008,330                   --                   --
                                                         -----------------    -----------------    -----------------
Restaurant costs and expenses                                  105,362,517           85,712,872           58,868,086
                                                         -----------------    -----------------    -----------------
Restaurant operating income                                     16,345,496           16,751,022           11,183,613

General and administrative expenses                              6,292,766            5,181,114            3,990,827
Goodwill amortization                                                   --                   --              244,163
Loss on disposal of assets                                          57,707               30,489              133,825
                                                         -----------------    -----------------    -----------------
Income from operations                                           9,995,023           11,539,419            6,814,798
Other income (expense):
   Other income(expense)                                             1,271              (46,423)               1,484
   Interest expense                                               (265,710)            (341,791)            (864,375)
                                                         -----------------    -----------------    -----------------
Income from continuing operations before income taxes            9,730,584           11,151,205            5,951,907
Provision for income taxes                                       3,192,263            3,960,804            2,200,313
                                                         -----------------    -----------------    -----------------
Income from continuing operations                                6,538,321            7,190,401            3,751,594
Income (loss) from discontinued operations, net of tax                  --               12,832             (422,442)
                                                         -----------------    -----------------    -----------------
Net income                                               $       6,538,321    $       7,203,233    $       3,329,152
                                                         =================    =================    =================

Basic earnings per share:
   Income from continuing operations                     $            0.67    $            0.77    $            0.43
   Loss on discontinued operations                                      --                   --                (0.05)
                                                         -----------------    -----------------    -----------------
   Basic earnings per share                              $            0.67    $            0.77    $            0.38
                                                         =================    =================    =================

Diluted earnings per share:
   Income from continuing operations                     $            0.64    $            0.73    $            0.43
   Loss on discontinued operations                                      --                   --                (0.05)
                                                         -----------------    -----------------    -----------------
   Diluted earnings per share                            $            0.64    $            0.73    $            0.38
                                                         =================    =================    =================

                 See notes to consolidated financial statements.

                      Total Entertainment Restaurant Corp.
                 Consolidated Statements of Stockholders' Equity

                                                               Common Stock             Additional
                                                        ----------------------------      Paid-in         Retained
                                                           Number          Amount         Capital         Earnings        Total
                                                        ------------    ------------    ------------    ------------   ------------
Balance at December 26, 2000                               8,741,411    $     87,414    $ 17,301,511    $  3,598,121   $ 20,987,046
    Purchase and retirement of shares of common stock        (75,800)           (758)       (166,558)             --       (167,316)
    Net income                                                    --              --              --       3,329,152      3,329,152
                                                        ------------    ------------    ------------    ------------   ------------
Balance at December 25, 2001                               8,665,611          86,656      17,134,953       6,927,273     24,148,882
    Net income                                                    --              --              --       7,203,233      7,203,233
    Stock options exercised                                  286,967           2,869       1,947,022              --      1,949,891
    Tax benefit related to options exercises                      --              --         315,958              --        315,958
    Forfeiture of shares of common stock                      (5,840)            (58)             58              --             --
    Purchase and retirement of shares of common stock       (430,403)         (4,304)     (3,177,901)             --     (3,182,205)
    Shares issued - secondary offering, net of
      issuance costs                                       1,350,000          13,500      12,834,348              --     12,847,848
                                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2002                               9,866,335          98,663      29,054,438      14,130,506     43,283,607
    Net income                                                    --              --              --       6,538,321      6,538,321
    Stock options exercised                                  116,996           1,170         399,360              --        400,530
    Tax benefit related to options exercises                      --              --         364,413              --        364,413
    Purchase and retirement of shares of common stock       (157,955)         (1,579)     (1,264,811)             --     (1,266,390)
                                                        ------------    ------------    ------------    ------------   ------------
Balance at December 30, 2003                               9,825,376    $     98,254    $ 28,553,400    $ 20,668,827   $ 49,320,481
                                                        ============    ============    ============    ============   ============

                 See notes to consolidated financial statements.

                      Total Entertainment Restaurant Corp.
                      Consolidated Statements of Cash Flows

                                                          Year ended      Year ended      Year ended
                                                         December 30,    December 31,    December 25,
                                                             2003            2002            2001
                                                         ------------    ------------    ------------
Operating activities
   Net income                                            $  6,538,321    $  7,203,233    $  3,329,152
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Write off of property and equipment related
            to asset impairment and store closure           2,008,330              --         575,098
       Loss on disposal of assets                              57,707          30,489         133,825
       Depreciation                                         6,048,005       5,190,087       3,725,337
       Amortization                                            73,989          41,347         272,952
       Deferred taxes                                       2,335,695       1,092,883          14,428
       Net change in operating assets and liabilities:
         Inventories                                         (492,912)       (373,036)       (201,661)
         Prepaid income taxes                                (632,212)             --              --
         Other current assets                                (504,176)       (447,184)         (7,373)
         Advances to developer                               (271,940)       (570,000)             --
         Other assets                                        (571,999)         59,347        (229,453)
         Accounts payable                                     891,624         289,090       1,505,297
         Accrued liabilities                                  676,160       1,127,876       1,428,260
         Deferred revenue                                     (53,106)        (30,000)        (25,674)
         Accrued rent                                         133,703         353,743         (27,020)
         Lease obligation for closed store                    (42,606)       (115,736)       (105,582)
                                                         ------------    ------------    ------------
Net cash provided by operating activities                  16,194,583      13,852,139      10,387,586

Investing activities
   Purchases of property and equipment                    (16,758,169)    (17,902,969)     (9,540,231)
   Proceeds from disposal of assets                            31,092          14,895          51,850
                                                         ------------    ------------    ------------
Net cash used in investing activities                     (16,727,077)    (17,888,074)     (9,488,381)

Financing activities
   Proceeds from revolving note payable to bank            31,235,000      29,390,000      41,945,000
   Payments of revolving note payable to bank             (30,140,000)    (37,200,000)    (43,575,000)
   Proceeds from exercise of stock options                    400,530       1,949,891              --
   Proceeds from sale of stock                                     --      14,175,000              --
   Issuance costs on sale of stock                                 --      (1,327,152)             --
   Purchase of common stock                                (1,266,390)     (3,182,205)       (167,316)
                                                         ------------    ------------    ------------
Net cash provided by (used in) financing activities           229,140       3,805,534      (1,797,316)

Net decrease in cash and cash equivalents                    (303,354)       (230,401)       (898,111)
Cash and cash equivalents at beginning of year              1,116,094       1,346,495       2,244,606
                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year                 $    812,740    $  1,116,094    $  1,346,495
                                                         ============    ============    ============

Supplemental disclosure of cash flow information
Cash paid for interest                                   $    287,572    $    375,358    $    885,206
Cash paid for income taxes                                  2,449,425       3,762,526         778,189

Supplemental disclosure of non cash activity
Additions to property and equipment in accounts
   payable at year end                                   $    575,187    $    238,475    $    261,525
Tax benefit related to stock options exercised                364,413         315,958              --

                 See notes to consolidated financial statements

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

1. Background and Significant Accounting Policies

o    Background

Total Entertainment Restaurant Corp. (the Company) owns and operates a chain of restaurant locations under the Fox and Hound English Pub & Grille, Fox and Hound Pub & Grille, and Fox and Hound Smokehouse & Tavern (Fox & Hound), Bailey's Sports Grille, Bailey's Pub & Grille, and Bailey's Smokehouse & Tavern (Bailey's) brand names. As of December 30, 2003, the Company owned and operated 48 Fox & Hounds and 16 Bailey's in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. The Company operates in one business segment.

The company has a 52/53 week fiscal year ending on the last Tuesday in December. Fiscal years 2001 and 2003 each consisted of 52 weeks and fiscal year 2002 consisted of 53 weeks.

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

o    Pre-opening Costs

Costs related to pre-opening activities are expensed as incurred.

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

o    Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of the net assets at the date of acquisition and was being amortized over 20 years until December 25, 2001 (see note 2).

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

1. Background and Significant Accounting Policies (continued)

o    Impairment of Long-Lived Assets

Long-lived assets and certain intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. A provision for impairment amounting to $2,008,330 ($1,279,508 net of income tax effect of $728,822) has been recorded for the year ended December 30, 2003. The Company does not intend to close the related restaurants. Additionally, a provision for asset impairment was established in fiscal 2001 related to a restaurant which was closed in fiscal 2002. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, each restaurant is a component of the entity, and the operations of the closed restaurant could be distinguished from the rest of the entity and were eliminated from the ongoing operations of the Company. Included in discontinued operations is the provision for asset impairment applicable to this restaurant which was recorded during the year ended December 25, 2001, amounting to $575,098 ($354,430 net of income tax effect of $220,668).

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

o    Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 30, 2003, December 31, 2002, and December 25, 2001 were $1,181,471, $1,202,987, and $536,342, respectively.

o    Deferred Revenue

During 1999, the Company received an upfront payment of $150,000 from its soft drink provider. The Company is recognizing the upfront payment evenly over the five-year life of the soft drink contract.

o    Accounting for Stock-Based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                 December 30,    December 31,    December 25,
                                                    2003            2002            2001
                                                -------------   -------------   -------------
     Net income, as reported                    $   6,538,321   $   7,203,233   $   3,329,152
     Pro forma stock-based employee
        Compensation cost, net of tax                 643,234         388,541         349,398
                                                -------------   -------------   -------------
     Pro forma net income                       $   5,895,087   $   6,814,692   $   2,979,754
                                                =============   =============   =============
     Earnings per share:
        Basic, as reported                      $        0.67   $        0.77   $        0.38
        Basic, pro forma                        $        0.60   $        0.73   $        0.34
        Diluted, as reported                    $        0.64   $        0.73   $        0.38
        Diluted, pro forma                      $        0.58   $        0.70   $        0.34
     Weighted average fair value of options
       granted during the year                  $        5.52   $        6.12   $        1.24

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

2.  Goodwill

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 26, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment annually, or more frequently if circumstances indicate potential impairment through a comparison of fair value to its carrying value. No impairment losses were recorded upon the initial adoption of SFAS No. 142.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

2. Goodwill (continued)

The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:

                                                                  Fiscal Year Ended
                                                   ---------------------------------------------
                                                    December 30,    December 31,    December 25,
                                                        2003            2002            2001
                                                   -------------   -------------   -------------
     Net income, as reported                       $   6,538,321   $   7,203,233   $   3,329,152
     Goodwill amortization (net of income taxes)              --              --         182,634
                                                   -------------   -------------   -------------
     Net income, as adjusted                       $   6,538,321   $   7,203,233   $   3,511,786
                                                   =============   =============   =============

     Basic earnings per share, as reported         $        0.67   $        0.77   $        0.38
     Goodwill amortization (net of income taxes)              --              --            0.02
                                                   -------------   -------------   -------------
     Basic earnings per share, as adjusted         $        0.67   $        0.77   $        0.40
                                                   =============   =============   =============

     Diluted earnings per share, as reported       $        0.64   $        0.73   $        0.38
     Goodwill amortization (net of income taxes)              --              --            0.02
                                                   -------------   -------------   -------------
     Diluted earnings per share, as adjusted       $        0.64   $        0.73   $        0.40
                                                   =============   =============   =============

3. Advances to Developer

Advances to developer represent monies advanced to the developer of two build-to-suit locations at December 31, 2002. Additional monies were advanced to the same developer on two additional locations during 2003 totaling $546,940. Also during 2003, the developer repaid the advance on one location in the amount of $275,000. The advances to developer totaled $841,940 and $570,000, at December 30, 2003 and December 31, 2002, respectively. The advances are to be repaid upon the earlier of 1) the Company's written demand but no sooner than one year after the location opens, 2) the sale of the property, or 3) four years after the location opens.

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

5. Note Payable

On September 1, 1998 the Company entered into a line of credit agreement with Intrust Bank, N.A. (the line of credit) which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past 52 weeks. On October 1, 2003, this line of credit was amended to extend the original term of the agreement by three years. All other terms of the agreement remained unchanged.

The line of credit is secured by substantially all assets of the Company. The line of credit restricts the ability of the Company to pay dividends. The Facility requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 0.5% below the prime rate as published in The Wall Street Journal (3.50% and 3.75% at December 30, 2003 and December 31, 2002, respectively). Proceeds from the line of credit were used for restaurant development and acquisition of treasury stock. As of December 30, 2003 and December 31, 2002, the Company had borrowed $3,635,000 and $2,540,000, respectively, under the line of credit. The Company had additional borrowings available at December 30, 2003 under the line of credit of $16,365,000.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

5. Note Payable (continued)

The following represents future maturities of the note:

                     2004                          $        --
                     2005                                   --
                     2006                              141,530
                     2007                              866,713
                     2008                              897,539
                     Thereafter                      1,729,218
                                                   -----------
                     Total                         $ 3,635,000
                                                   ===========

6. Stock Options

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's stock option plans are as follows:

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

o    Directors' Stock Option Plan

     In March 1997, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 150,000 shares of common stock will be available for issuance. The Plan was amended in May 2002 to increase the number of authorized shares reserved for issuance to 400,000 shares from 150,000 shares.

A summary of the Company's stock option activity and related information for the years ended December 30, 2003, December 31, 2002, and December 25, 2001 follows:

                                December 30, 2003          December 31, 2002         December 25, 2001
                             -----------------------   -----------------------    -----------------------
                              Weighted                  Weighted                   Weighted
                              Average                   Average                    Average
                              Exercise                  Exercise                   Exercise
                               Price       Options       Price       Options        Price       Options
                             ----------  -----------   ----------  -----------    ----------  -----------
Outstanding beginning
  of year                       $ 5.42    1,032,741       $ 5.10    1,143,345        $ 5.60      980,069
     Granted                      8.16      295,098         8.07      284,137          2.49      278,000
     Exercised                   (3.42)    (116,996)       (6.79)    (286,967)           --           --
     Canceled                    (5.63)     (27,203)       (5.37)    (107,774)        (3.71)    (114,724)
                                         -----------               -----------                -----------
Outstanding end of year         $ 6.29    1,183,640       $ 5.42    1,032,741        $ 5.10    1,143,345
                                         ===========               ===========                ===========

As of December 30, 2003, the Company's outstanding options have a weighted average remaining contract life of 6.25 years and exercise prices ranging from $1.63 to $11.76. There were 588,948 options exercisable at December 30, 2003 and 498,818 options exercisable at December 31, 2002.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

6. Stock Options (continued)

For options outstanding as of December 30, 2003, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:

                                     Options Outstanding
            --------------------------------------------------------------------
                                  Number           Weighted-         Weighted-
                              Outstanding at        Average           Average
               Range of        December 30,        Exercise          Remaining
                Prices             2003              Price         Contract Life
            --------------------------------------------------------------------
            $1.63 to $2.88        307,934            2.72           6.51 years
            $2.95 to $7.75        464,957            6.02           6.58 years
            $8.24 to $9.00        319,112            8.80           4.77 years
            $9.10 to $11.76        91,637           10.94           8.84 years
                               ----------
                 Total          1,183,640            6.29           6.25 years
                               ==========

The number of shares and weighted-average exercise price of options exercisable at December 30, 2003 are as follows:

                                      Options Exercisable
                  -------------------------------------------------------
                                            Number              Weighted-
                                        Exercisable at           Average
                     Range of            December 30,           Exercise
                      Prices                 2003                 Price
                  -------------------------------------------------------
                  $1.63 to $ 2.88           198,978               2.76
                  $2.95 to $ 7.75           161,224               4.01
                  $8.24 to $ 9.00           209,866               8.97
                  $9.10 to $11.76            18,880              11.30
                                           --------
                       Total                588,948               5.59
                                           ========

7. Leases

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 2004 and 2023. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. The difference between the actual lease payments and the amount of rent expense recorded on a straight-line basis is recorded as accrued rent. Total rental expense for the years ended December 30, 2003, December 31, 2002, and December 25, 2001 was $7,238,491, $5,795,697, and $3,898,642,
respectively. Contingent rentals for the years ended December 30, 2003, December 31, 2002, and December 25, 2001 were $9,222, $86,158, and $10,107, respectively.

The following presents the future minimum lease payments under noncancelable operating leases with initial terms in excess of one year for each of the next five years and thereafter as of December 30, 2003:

                    2004                            $  8,185,763
                    2005                               7,967,345
                    2006                               7,569,164
                    2007                               7,165,662
                    2008                               6,476,932
                    Thereafter                        35,414,884
                                                    ------------
                    Total                           $ 72,779,750
                                                    ============

It is expected in the normal course of business that leases will be renewed as they expire.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       2003         2002         2001
                                                    ----------   ----------   ----------
Numerator
  Income from continuing operations                 $    6,538   $    7,190   $    3,752
  Income (loss) from discontinued operations                --           13         (423)
                                                    ----------   ----------   ----------
Net income                                          $    6,538   $    7,203   $    3,329
                                                    ==========   ==========   ==========

Denominator
  Denominator for basic earnings per share -
     weighted-average shares                             9,792        9,344        8,670
Effect of dilutive securities:
  Employee stock options                                   436          457           24
                                                    ----------   ----------   ----------
Dilutive potential common shares
  Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                        10,228        9,801        8,694
                                                    ==========   ==========   ==========

Basic earnings per share:
  Income from continuing operations                 $     0.67   $     0.77   $     0.43
  Loss on discontinued operations                           --           --        (0.05)
                                                    ----------   ----------   ----------
  Basic earnings per share                          $     0.67   $     0.77   $     0.38
                                                    ==========   ==========   ==========

Diluted earnings per share:
  Income from continuing operations                 $     0.64   $     0.73   $     0.43
  Loss on discontinued operations                           --           --        (0.05)
                                                    ----------   ----------   ----------
  Diluted earnings per share                        $     0.64   $     0.73   $     0.38
                                                    ==========   ==========   ==========

Employee stock options of 61,046; 37,554; and 926,545 for the years ended December 30, 2003, December 31, 2002, and December 25, 2001, respectively, are not included in the computation of diluted earnings per share because to do so would have been antidiutive for the periods presented. Such options could potentially dilute basic earnings per share in the future.

9. Income Taxes

The Company's provision for income taxes consists of the following:

                                             December 30,   December 31,   December 25,
                                                 2003           2002           2001
                                             ------------   ------------   ------------
    Income tax expense (benefit) allocated
         to discontinued operations          $         --   $      7,962   $   (262,118)
    Income tax expense allocated to
         continuing operations                  3,192,263      3,960,804      2,200,313
                                             ------------   ------------   ------------
    Total income tax expense                 $  3,192,263   $  3,968,766   $  1,938,195
                                             ============   ============   ============


                                             December 30,   December 31,   December 25,
                                                 2003           2002           2001
                                             ------------   ------------   ------------
     Current:
         Federal                             $    424,975   $  2,225,240   $  1,427,641
         State                                    431,593        650,643        496,126
                                             ------------   ------------   ------------
     Total Current                                856,568      2,875,883      1,923,767
     Deferred:
         Federal                                2,261,804        999,440         11,951
         State                                     73,891         93,443          2,477
                                             ------------   ------------   ------------
     Total Deferred                             2,335,695      1,092,883         14,428
                                             ------------   ------------   ------------
     Total income tax expense                $  3,192,263   $  3,968,766   $  1,938,195
                                             ============   ============   ============

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

9. Income Taxes (continued)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 30, 2003 and December 31, 2002 are as follows:

                                                  December 30,     December 31,
                                                      2003             2002
                                                  -----------      -----------
  Deferred tax assets:
     Preopening and organization costs            $   595,484      $   558,686
     Store closure costs                               18,835          250,020
     Deferred revenue                                   7,062           25,118
     Accrued liabilities                              388,232          307,175
     Vacation                                          74,821           58,070
     Other                                             79,952           64,730
                                                  -----------      -----------
     Total deferred tax assets                      1,164,386        1,263,799
                                                  -----------      -----------

  Deferred tax liabilities:
     Property and equipment                         3,086,389          922,776
     Goodwill                                         299,958          227,289
                                                  -----------      -----------
  Total deferred tax liabilities                    3,386,347        1,150,065
                                                  -----------      -----------
  Net deferred tax (liability) asset              $(2,221,961)     $   113,734
                                                  ===========      ===========

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

                                                     December 30,                 December 31,                 December 25,
                                                         2003                         2002                         2001
                                               ------------------------     ------------------------     ------------------------
                                                 Amount         Rate          Amount         Rate          Amount         Rate
                                               -----------    ---------     -----------    ---------     -----------    ---------
Income tax expense at federal statutory rate   $ 3,308,398         34.0%    $ 3,798,480         34.0%    $ 1,790,898         34.0%
State income taxes, net of federal benefit         311,575          3.2         476,040          4.3         281,307          5.3
Tax credits                                       (457,719)        (4.7)       (368,207)        (3.3)       (200,227)        (3.8)
Other items, net                                    30,009          0.3          62,453          0.5          66,217          1.3
                                               -----------    ---------     -----------    ---------     -----------    ---------
Actual income tax expense                      $ 3,192,263         32.8%    $ 3,968,766         35.5%    $ 1,938,195         36.8%
                                               ===========    =========     ===========    =========     ===========    =========

10. Fair Values of Financial Instruments

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents, certain payables, and debt instruments, approximates its fair value.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

11. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2003 and 2002:

                                           1st           2nd           3rd           4th
                                         Quarter       Quarter       Quarter       Quarter
                                       (12 weeks)    (12 weeks)    (12 weeks)    (16 weeks)
                                       -----------   -----------   -----------   -----------
   2003
   Net sales                           $27,040,911   $25,248,989    25,268,503   $44,149,610
   Restaurant operating income           4,934,636     3,404,351     2,254,208     5,752,301
   Income from continuing operations     2,267,585     1,235,459       480,111     2,555,166
   Net income (a)                        2,267,585     1,235,459       480,111     2,555,166
   Basic earnings per share                   0.23          0.13          0.05          0.26
   Diluted earnings per share                 0.22          0.12          0.05          0.25

                                           1st           2nd           3rd           4th
                                         Quarter       Quarter       Quarter       Quarter
                                       (12 weeks)    (12 weeks)    (12 weeks)    (17 weeks)
                                       -----------   -----------   -----------   -----------
   2002
   Net sales                           $21,824,734   $21,408,848   $21,011,908   $38,218,404
   Restaurant operating income           4,192,914     3,123,888     1,995,615     7,438,605
   Income from continuing operations     1,865,352     1,144,907       475,374     3,704,768
   Net income                            1,897,463     1,125,628       475,374     3,704,768
   Basic earnings per share                   0.22          0.13          0.05          0.37
   Diluted earnings per share                 0.21          0.12          0.05          0.35

   (a) The fourth quarter of fiscal 2003 includes a charge to earnings of $2,008,330 ($1,279,508 net of income tax) related to the provision for asset impairment in the quarter.

12.  Legal Proceedings

On February 28, 2001, eight former employees filed a complaint on their own behalf and on behalf of other similarly situated persons against the Company, Fox & Hound of Indiana, Inc., a subsidiary of the Company, and several Company officers, in the United States District Court for the Southern District of Indiana.

The plaintiffs alleged that they were employed by the defendants with the titles of manager-in-training, assistant manager, and/or general manager, and that the Company and the other defendants willfully and in bad faith failed to pay the plaintiffs overtime pay for hours worked in excess of forty hours per week in violation of the provisions of the Fair Labor Standards Act (FLSA). The plaintiffs' complaint sought (i) declaratory judgment that the Company and other defendants violated the plaintiffs' legal rights, (ii) an accounting of compensation to which the defendants were owed, (iii) monetary damages in the form of back pay compensation and benefits, unpaid entitlements, liquidated damages, and pre-judgment and post-judgment interest, and (iv) attorneys' fees and costs.

The parties and their counsel, without admitting liability or violation of the FLSA and specifically denying any illegal or improper conduct on the part of the defendants, considered that the interests of all concerned were best served by settlement and dismissal of this action. Therefore, the parties entered into a settlement agreement in December 2003, which was approved by the magistrate. The Company agreed to pay approximately $100,000 related to the settlement agreement. This amount has been reflected in general and administrative expenses in the accompanying consolidated statement of income for the year ended December 30, 2003.

                      Total Entertainment Restaurant Corp.
                   Notes to Consolidated Financial Statements

12.  Legal Proceedings (continued)

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

The parties executed a settlement agreement to resolve both the opposition and cancellation matters, the terms of which require the Company to amend its related acquisitions and registrations. The U.S. Patent and Trademark office accepted and approved the requested amendments in December 2003.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

13.  Related Party Transactions

The Company leases two of its restaurants, the College Station and Dallas #2 locations, from limited partnerships controlled by a Co-Chairman of the Company's board of directors. The total rental expense paid to the limited partnerships for both restaurants for the years ended December 30, 2003, December 31, 2002, and December 25, 2001 was $276,560, $280,720, and $267,686,
respectively.

In February 2002, the Company purchased the assets of a seafood restaurant in Richmond, Virginia, from BMR Restaurants, LLC ("BMR"), which has been converted to a Bailey's restaurant. The Company's Co-Chairman of the board of directors is the manager of BMR. The Co-Chairman and his wife collectively own 82.6% of BMR, which had owned the restaurant assets for more than two years. The Company paid a total of $300,000 for these assets, which included a real estate lease, leasehold improvements, furniture and equipment. The price was based on the parties' estimates of market rates for leasehold rents and equivalent property and is believed to be equivalent to the price that would have been paid in an arms' length transaction with an unaffiliated party.

In April 2000 and February 2001, the Company invested an aggregate of $200,000 for limited partnership interests in limited partnerships formed to develop and operate Cool River Restaurants. Two members of the Company's board of directors and a Co-Chairman are the majority owners of the managing general partner of these partnerships. In June 2002, the Company was refunded $100,000 of its original investment in exchange for rights to one of the related limited partnership interests.