Form 10-Q
period 2004-03-23
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2004-05-07
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the quarterly period ended                     Commission file number
           March 23, 2004                                   000-22753
   ------------------------------                     ----------------------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                          52-2016614
-------------------------------                       ----------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                       Identification Number)


                            9300 East Central Avenue
                                    Suite 100
                              Wichita, Kansas 67206
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


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


         Class                                  Outstanding at April 30, 2004
-----------------------------
Common Stock, $.01 par value                           9,883,512 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Condensed Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
     March 23, 2004 and December 30, 2003                                   2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     March 23, 2004 and March 25, 2003                                      3

     Condensed Consolidated Statements of
     Cash Flows for the twelve weeks ended
     March 23, 2004 and March 25, 2003                                      4

     Notes to Condensed Consolidated
     Financial Statements                                                   5

Item 2.  Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                  6

Item 3.  Quantitative and Qualitative
     Disclosures About Market Risk                                          9

Item 4.  Procedures and Controls                                           10

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  10


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)
                                                                 March 23,     December 30,
                                                                   2004           2003
                                                                ----------     ----------
      ASSETS

Current assets:
  Cash and cash equivalents                                     $      817     $      813
  Inventories                                                        2,106          2,096
  Prepaid income taxes                                                  --            997
  Deferred income taxes                                                242            281
  Other current assets                                               2,016          1,538
                                                                ----------     ----------
     Total current assets                                            5,181          5,725

Property and equipment:
  Land                                                                 600            600
  Buildings                                                            703            703
  Leasehold improvements                                            46,624         45,092
  Equipment                                                         26,107         25,107
  Furniture and fixtures                                             7,737          7,514
                                                                ----------     ----------
                                                                    81,771         79,016
  Less accumulated depreciation and amortization                    24,108         22,615
                                                                ----------     ----------
                                                                    57,663         56,401
Other assets:
  Goodwill, net of accumulated amortization                          3,661          3,661
  Advances to developer                                                842            842
  Other assets                                                         941            983
                                                                ----------     ----------
Total other assets                                                   5,444          5,486
                                                                ----------     ----------
        Total assets                                            $   68,288     $   67,612
                                                                ==========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    3,098     $    5,510
  Sales tax payable                                                    978          1,187
  Accrued payroll                                                    1,692          1,674
  Accrued payroll taxes                                                953            824
  Accrued income taxes                                                  20             --
  Other accrued liabilities                                          2,454          2,391
                                                                ----------     ----------
        Total current liabilities                                    9,195         11,586

Notes payable                                                        3,335          3,635
Deferred taxes                                                       2,800          2,503
Deferred revenue                                                        14             21
Accrued rent                                                           603            547

Stockholders' equity:
  Preferred stock                                                       --             --
  Common stock                                                          99             98
  Additional paid-in capital                                        28,899         28,553
  Retained earnings                                                 23,343         20,669
                                                                ----------     ----------
        Total stockholders' equity                                  52,341         49,320
                                                                ----------     ----------
        Total liabilities and stockholders' equity              $   68,288     $   67,612
                                                                ==========     ==========

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                  (in thousands, except per share information)
                                   (Unaudited)

                                        Twelve Weeks        Twelve weeks
                                           ended               ended
                                       March 23, 2004      March 25, 2003
                                       --------------      --------------
Sales:
  Food and beverage                    $       31,421      $       24,866
  Entertainment and other                       2,426               2,175
                                       --------------      --------------
     Total net sales                           33,847              27,041

Costs and expenses:
  Costs of sales                                9,116               6,949
  Restaurant operating expenses                16,972              13,515
  Depreciation and amortization                 1,504               1,355
  Preopening costs                                432                 287
                                       --------------      --------------
Restaurant costs and expenses                  28,024              22,106
                                       --------------      --------------
Restaurant operating income                     5,823               4,935
General and administrative expenses             1,745               1,367
                                       --------------      --------------
Income from operations                          4,078               3,568

Other income (expense):
  Other income                                      3                  --
  Interest expense                                (35)                (25)
                                       --------------      --------------

Income before income taxes                      4,046               3,543
Provision for income taxes                      1,372               1,275
                                       --------------      --------------
Net income                             $        2,674      $        2,268
                                       ==============      ==============

Basic earnings per share               $         0.27      $         0.23
                                       ==============      ==============

Diluted earnings per share             $         0.26      $         0.22
                                       ==============      ==============

                             See accompanying notes.


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                 Twelve Weeks      Twelve weeks
                                                                    ended              ended
                                                                March 23, 2004     March 25, 2003
                                                                --------------     --------------
Cash flows from operating activities:
 Net income                                                              2,674              2,268
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                       1,525              1,373
     Deferred income taxes                                                 336                 92
     Net change in operating assets and liabilities:
         Change in operating assets                                        646             (1,475)
         Change in operating liabilities                                (1,959)              (243)
                                                                --------------     --------------
         Net cash provided by operating activities                       3,222              2,015

Cash flows from investing activities:
 Purchases of property and equipment                                    (3,137)            (2,436)
 Advances to developer                                                      --               (532)
                                                                --------------     --------------
         Net cash used in investing activities                          (3,137)            (2,968)

Cash flows from financing activities:
 Proceeds from revolving note payable to bank                            8,315              7,935
 Payments of revolving note payable to bank                             (8,615)            (7,015)
 Proceeds from exercise of stock options                                   219                 37
 Purchase of common stock                                                   --               (328)
                                                                --------------     --------------
         Net cash (used in) provided by financing activities               (81)               629
                                                                --------------     --------------
         Net increase (decrease) in cash and cash equivalents                4               (324)

Cash and cash equivalents at beginning of period                           813              1,116
                                                                --------------     --------------
Cash and cash equivalents at end of period                                 817                792
                                                                ==============     ==============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      40                 25
Cash paid for income taxes, net of refunds received                       (109)             1,264

Supplemental disclosure of non cash activity:
Net change to property and equipment in accounts
 payable                                                                  (383)             1,396
Tax benefit related to stock options exercised                             128                 --

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Description of Business
     -------------------------------------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2003 Form 10-K. The results of the twelve weeks ended March 23, 2004 are not necessarily indicative of the results to be expected for the full year ending December 28, 2004.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                 12 weeks ended     12 weeks ended
                                                 March 23, 2004     March 25, 2003
                                                 --------------     --------------
     Net income, as reported                     $    2,674,663     $    2,267,585
     Pro forma stock-based employee
        compensation cost, net of tax                   163,139             89,858
                                                 --------------     --------------
     Pro forma net income                             2,511,524     $    2,177,727
                                                 ==============     ==============
     Earnings per share:
        Basic, as reported                       $         0.27     $         0.23
        Basic, pro forma                         $         0.25     $         0.22
        Diluted, as reported                     $         0.26     $         0.22
        Diluted, pro forma                       $         0.24     $         0.21
     Weighted  average fair value of options
        granted during the quarter               $         4.90     $         5.66

3.   Stock Options
     -------------

     During the twelve week period ended March 23, 2004, the Company granted to certain key employees stock options for 90,000 shares of Common Stock at a weighted-average exercise price of $12.08 per share and options to purchase 48,654 shares were exercised at a weighted-average exercise price of $4.50 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

4.   Earnings Per Share
     ------------------

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 23, 2004 and March 25, 2003 were 9,850,512 and 9,864,658, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 23, 2004 and March 25, 2003 were 10,442,063 and 10,247,682, respectively.

Item 2.  Management's Discussion and Anaysis of Financial
         Condition and Results of Operations
         -----------------------------------

General

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of March 23, 2004, the Company owned and operated 66 restaurants under the Fox and Hound Smokehouse & Tavern, Fox and Hound English Pub & Grille, and Fox and Hound Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of March 23, 2004, the Company owned and operated 50 Fox and Hound restaurants and 16 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of March 25, 2003, the Company owned and operated 42 Fox and Hound restaurants and 14 Bailey's restaurants.

     The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended March 23, 2004, food and non-alcoholic beverages were 33.8% of total sales, alcoholic beverages were 59.0% of total sales and entertainment and other were 7.2% of total sales. For the twelve weeks ended March 25, 2003, food and non-alcoholic beverages were 32.4% of total sales, alcoholic beverages were 59.6% of total sales and entertainment and other were 8.0% of total sales.

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

     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of March 23, 2004, there were 52 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

Results of Operations

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data. The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2004 and 2003 consist of 52 weeks. Fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.

                                                          Twelve Weeks Ended
                                                      -------------------------
                                                       March 23,      March 25,
                                                         2004           2003
                                                      ----------     ----------
Operating Statement Data:
   Net sales ........................................      100.0%         100.0%
   Costs and expenses:
       Costs of sales ...............................       26.9           25.7
       Restaurant operating expenses ................       50.1           50.0
       Depreciation and amortization ................        4.4            5.0
       Preopening costs .............................        1.3            1.1
                                                      ----------     ----------

           Restaurant costs and expenses ............       82.7           81.8
                                                      ----------     ----------

   Restaurant operating income ......................       17.3           18.2
   General and administrative expenses ..............        5.2            5.0
                                                      ----------     ----------
   Income from operations ...........................       12.1           13.2
   Interest expense .................................        0.1            0.1
                                                      ----------     ----------

   Income before income taxes .......................       12.0           13.1
   Provision for income taxes .......................        4.1            4.7
                                                      ----------     ----------
   Net income .......................................        7.9%           8.4%

Restaurant Operating Data (dollars in thousands):
   Annualized average weekly sales per location ..... $    2,260     $    2,137
   Number of restaurants at end of the period .......         66             56


Twelve Weeks Ended March 23, 2004 Compared to Twelve Weeks Ended March 25, 2003

     Net sales increased $6,806,000 (25.2%) for the twelve weeks ended March 23, 2004 to $33,847,000 from $27,041,000 for the twelve weeks ended March 25, 2003.
This increase was due to a 18.4% increase in store weeks (779 versus 658) as a result of ten restaurants opening since March 25, 2003 and a 5.7% increase in annualized average weekly sales for units open during the entire period primarily as a result of increased customer traffic. Comparable restaurant sales increased 1.8% for the quarter ended March 23, 2004.

     Costs of sales increased $2,167,000 (31.2%) for the twelve weeks ended March 23, 2004 to $9,116,000 from $6,949,000 in the twelve weeks ended March 25, 2003, and increased as a percentage of sales to 26.9% from 25.7%. This increase is principally attributable to an increase in the cost of certain raw products and increased promotional activities.

     Restaurant operating expenses increased $3,457,000 (25.6%) for the twelve weeks ended March 23, 2004 to $16,972,0000 from $13,515,000 in the twelve weeks ended March 25, 2003, and increased as a percentage of net sales to 50.1% from

50.0%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units and higher liability insurance and claims expense.

     Depreciation and amortization increased $149,000 (11.0%) for the twelve weeks ended March 23, 2004 to $1,504,000 from $1,355,000 in the twelve weeks ended March 25, 2003, and decreased as a percentage of sales to 4.4% from 5.0%. This increase in expense is due to additional depreciation on ten restaurants opened net of older restaurants with fully depreciated equipment during the year.

     Preopening costs increased $145,000 (50.5%) for the twelve weeks ended March 23, 2004 to $432,000 from $287,000 in the twelve weeks ended March 25, 2003. These costs are attributable to two units that opened during the twelve weeks ended March 23, 2004 and partial preopening expenses for five restaurants which have yet to open. Two restaurants were opened in the twelve weeks ended March 25, 2003.

     General and administrative expenses increased $378,000 (27.7%) for the twelve weeks ended March 23, 2004 to $1,745,000 from $1,367,000 in the twelve weeks ended March 25, 2003, and increased as a percentage of net sales to 5.2% from 5.0%, due to an increase in corporate infrastructure to support our expansion.

     Interest expense was $35,000 for the twelve weeks ended March 23, 2004 and $25,000 for the twelve weeks ended March 25, 2003. This increase is due to a higher average balance which was partially offset by a lower average interest rate applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

     The effective income tax rate was 33.9% for the twelve weeks ended March 23, 2004 and 36.0% for the twelve weeks ended March 25, 2003. The decrease is primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before income taxes and a decrease in the effective state tax rate.

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

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital decreased $1,847,000 to $4,014,000 as of March 23, 2004 from $5,861,000 as of December 30, 2003. This decrease is attributable primarily to cash provided by operations in excess of payments on the line of credit and cost of purchases of property and equipment. Cash increased $4,000 to $817,000 at March 23, 2004 compared to the balance of $813,000 at December 30, 2003. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of March 23, 2004 the Company had borrowed $3,335,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $3,222,000 in the 12 weeks ended March 23, 2004 compared to $2,015,000 in the 12 weeks ended March 25, 2003. Purchases of property and equipment were $3,137,000 in the 12 weeks ended March 23, 2004 compared to $2,436,000 in the 12 weeks ended March 25, 2003. Advances made to the developer for two build-to-suit locations were $532,000 in the 12 weeks ended March 25, 2003. Net payments on the revolving note payable to bank were $300,000 for the 12 week period ending March 23, 2004 compared to net proceeds of $920,000 for the 12 weeks ending March 25, 2003. At March 23, 2004, the Company had $817,000 in cash and cash equivalents.

     The Company intends to open twelve to fifteen new locations in fiscal year 2004 and twelve to fifteen new locations in fiscal year 2005. At March 23, 2004, two units had been opened in fiscal 2004, four units were under construction, contracts had been executed on seven additional sites, and contract negotiations had begun on four additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $20.0 to $25.0 million to open new locations over the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     Interest Rate Risk

     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 3.50% for the twelve weeks ended March 23, 2004. The interest rate at March 23, 2004 was 3.50%. The following table presents the quantitative interest rate risks at March 23, 2004:

                                                  Principal Amount by Expected Maturity
                         -----------------------------------------------------------------------------------
                                                             (In thousands)
                                                                                                      Fair
                                                                               There-                 Value
(dollars in thousands)    2004      2005       2006       2007       2008       after       Total    3/23/04
-----------------------  ------    ------    -------    -------    -------    ---------    -------   -------
Variable rate debt       $   --    $   --    $   130    $   795    $   823    $   1,587    $ 3,335   $ 3,335
Average Interest Rate-
  1/2% below prime           --      3.50%      3.50%      3.50%      3.50%        3.50%

Item 4.  Procedures and Controls
         -----------------------

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     Exhibit 32.1 - Certification by Steven M. Johnson pursuant to Rule 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 - Certification by James K. Zielke pursuant to Rule 13a-14(b) and 15d-14(b) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     A Current Report on Form 8-K (Item 5) dated February 4, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

     A Current Report on Form 8-K (Item 5) dated February 9, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

     A Current Report on Form 8-K (Item 5) dated February 12, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

     A Current Report on Form 8-K (Item 5) dated March 12, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

TOTAL ENTERTAINMENT RESTAURANT CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       Total Entertainment Restaurant Corp.
                                       (Registrant)

Date     May 6, 2004                   /s/ JAMES K. ZIELKE
    ---------------------              -----------------------------------------
                                       James K. Zielke
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                       (Duly Authorized Officer)