Form 10-Q
period 2004-06-15
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2004-07-30
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the quarterly period ended                     Commission file number
            June 15, 2004                                   000-22753
   ------------------------------                     ----------------------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                          52-2016614
-------------------------------                       ----------------------
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


           Class                                   Outstanding at July 27, 2004
----------------------------
Common Stock, $.01 par value                             9,908,519 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Condensed Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
     June 15, 2004 and December 30, 2003                                     2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     June 15, 2004 and June 17, 2003                                         3

     Condensed Consolidated Statements of
     Operations for the twenty-four weeks ended
     June 15, 2004 and June 17, 2003                                         4

     Condensed Consolidated Statements of
     Cash Flows for the twenty-four weeks ended
     June 15, 2004 and June 17, 2003                                         5

     Notes to Condensed Consolidated
     Financial Statements                                                    6

Item 2.  Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                   8

Item 3.  Quantitative and Qualitative
     Disclosures About Market Risk                                          12

Item 4.  Procedures and Controls                                            12

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Stockholders                    13


Item 6.  Exhibits and Reports on Form 8-K                                   13

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                               June 15, 2004     December 30, 2003
                                                             -----------------   -----------------
                           ASSETS
Current assets:
    Cash and cash equivalents                                $             654   $             813
    Inventories                                                          2,125               2,096
    Prepaid income taxes                                                    --                 997
    Deferred income taxes                                                  204                 281
    Other current assets                                                 2,052               1,538
                                                             -----------------   -----------------
       Total current assets                                              5,035               5,725

Property and equipment:
    Land                                                                   600                 600
    Buildings                                                              703                 703
    Leasehold improvements                                              49,800              45,092
    Equipment                                                           26,444              25,107
    Furniture and fixtures                                               7,972               7,514
                                                             -----------------   -----------------
                                                                        85,519              79,016
    Less accumulated depreciation and amortization                      25,211              22,615
                                                             -----------------   -----------------
                                                                        60,308              56,401
Other assets:
    Goodwill, net of accumulated amortization                            3,661               3,661
    Advances to developer                                                  545                 842
    Other assets                                                         1,374                 983
                                                             -----------------   -----------------
Total other assets                                                       5,580               5,486
                                                             -----------------   -----------------
          Total assets                                       $          70,923   $          67,612
                                                             =================   =================
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $           4,082   $           5,510
    Sales tax payable                                                    1,143               1,187
    Accrued payroll                                                      1,336               1,674
    Accrued payroll taxes                                                  792                 824
    Accrued income taxes                                                 1,462                  --
    Other accrued liabilities                                            2,802               2,391
                                                             -----------------   -----------------
          Total current liabilities                                     11,617              11,586


Notes payable                                                            4,960               3,635
Deferred taxes                                                           1,610               2,503
Deferred revenue                                                             7                  21
Accrued rent                                                               657                 547

Stockholders' equity:
    Preferred stock                                                         --                  --
    Common stock                                                            99                  98
    Additional paid-in capital                                          29,146              28,553
    Retained earnings                                                   22,827              20,669
                                                             -----------------   -----------------
          Total stockholders' equity                                    52,072              49,320
                                                             -----------------   -----------------
          Total liabilities and stockholders' equity         $          70,923   $          67,612
                                                             =================   =================

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                  (in thousands, except per share information)
                                   (Unaudited)


                                                 Twelve weeks     Twelve weeks
                                                     ended            ended
                                                 June 15, 2004    June 17, 2003
                                                 -------------    -------------

Sales:
    Food and beverage                            $      29,021    $      23,264
    Entertainment and other                              2,120            1,985
                                                 -------------    -------------
       Total net sales                                  31,141           25,249
Costs and expenses:
    Costs of sales                                       8,616            6,565
    Restaurant operating expenses                       16,998           13,504
    Depreciation and amortization                        1,554            1,403
    Preopening costs                                       638              372
    Asset impairment                                     2,365               --
                                                 -------------    -------------
Restaurant costs and expenses                           30,171           21,844
                                                 -------------    -------------
Restaurant operating income                                970            3,405
General and administrative expenses                      1,749            1,429
Loss on disposal of assets                                  --               17
                                                 -------------    -------------
Income (loss) from operations                             (779)           1,959

Other income (expense):
    Other income/(expense)                                  --               --
    Interest expense                                       (27)             (45)
                                                 -------------    -------------

Income (loss) before income taxes                         (806)           1,914
Income tax expense (benefit)                              (290)             678
                                                 -------------    -------------
Net income (loss)                                         (516)           1,236
                                                 =============    =============

Basic earnings (loss) per share                  ($       0.05)   $        0.13
                                                 =============    =============

Diluted earnings (loss) per share                ($       0.05)   $        0.12
                                                 =============    =============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                  (in thousands, except per share information)
                                   (Unaudited)


                                            Twenty-four weeks  Twenty-four weeks
                                                  ended              ended
                                              June 15, 2004      June 17, 2003
                                              -------------      -------------

Sales:
    Food and beverage                         $      60,442      $      48,130
    Entertainment and other                           4,546              4,160
                                              -------------      -------------
       Total net sales                               64,988             52,290
Costs and expenses:
    Costs of sales                                   17,732             13,514
    Restaurant operating expenses                    33,970             27,019
    Depreciation and amortization                     3,058              2,759
    Preopening costs                                  1,070                659
    Asset impairment                                  2,365                 --
                                              -------------      -------------
Restaurant costs and expenses                        58,195             43,951
                                              -------------      -------------
Restaurant operating income                           6,793              8,339
General and administrative expenses                   3,494              2,796
Loss on disposal of assets                               --                 17
                                              -------------      -------------
Income from operations                                3,299              5,526

Other income (expense):
    Other income/(expense)                                3                 --
    Interest expense                                    (62)               (70)
                                              -------------      -------------

Income before income taxes                            3,240              5,456
Provision for income taxes                            1,082              1,953
                                              -------------      -------------
Net income                                            2,158              3,503
                                              =============      =============

Basic earnings per share                      $        0.22      $        0.36
                                              =============      =============

Diluted earnings per share                    $        0.21      $        0.34
                                              =============      =============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                            Twenty-Four      Twenty-Four
                                                            weeks ended      weeks ended
                                                           June 15, 2004    June 17, 2003
                                                           -------------    -------------
Net income                                                         2,158            3,503
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Asset impairment                                              2,365               --
     Loss on disposal of assets                                       --               17
     Depreciation and amortization                                 3,102            2,791
     Deferred income taxes                                          (816)              65
     Net change in operating assets and liabilities:
           Change in operating assets                                221             (953)
           Change in operating liabilities                            84             (223)
                                                           -------------    -------------
         Net cash provided by operating activities                 7,114            5,200


Purchases of property and equipment                               (9,274)          (6,605)
Advances to developer                                                297             (532)
                                                           -------------    -------------
         Net cash used in investing activities                    (8,977)          (7,137)


Proceeds from revolving note payable to bank                      18,975           15,610
Payments of revolving note payable to bank                       (17,650)         (13,005)
Proceeds from exercise of stock options                              379               94
Purchase of common stock                                              --           (1,266)
                                                           -------------    -------------
         Net cash provided by financing activities                 1,704            1,433
                                                           -------------    -------------
         Net decrease in cash and cash equivalents                  (159)            (504)

Cash and cash equivalents at beginning of period                     813            1,116
                                                           -------------    -------------
Cash and cash equivalents at end of period                           654              612
                                                           =============    =============

Supplemental disclosure of cash flow information:

Cash paid for interest                                                65               77
Cash paid for income taxes, net of refunds received                 (729)           1,279

Supplemental disclosure of non cash activity:

Additions to property and equipment in accounts payable               43              113
Tax benefit related to stock options exercised                       215               --

                             See accompanying notes

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              Notes to Condensed Consolidated FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)



1.   Basis of Presentation and Description of Business
     -------------------------------------------------


     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2003 Form 10-K. The results of the twelve weeks ended June 15, 2004 are not necessarily indicative of the results to be expected for the full year ending December 28, 2004.

2.   Impairment of Long-Lived Assets
     -------------------------------

     Long-lived assets and certain intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. A provision for impairment amounting to $2,365 ($1,514 net of income tax effect of $851) has been recorded for the twelve-weeks ended June 15, 2004. The Company does not intend to close the related restaurants.

3.   Accounting for Stock-Based Compensation
     ---------------------------------------

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                 Twelve Weeks Ended      Twenty-four Weeks Ended
                                              ------------------------   -----------------------
                                               June 15,      June 17,     June 15,     June 17,
                                                 2004          2003         2004         2003
                                              ----------    ----------   ----------   ----------
     Net income (loss), as reported           $     (516)   $    1,236   $    2,158   $    3,503

     Pro forma stock-based employee
       compensation cost, net of tax                 155           138          318          228
                                              ----------    ----------   ----------   ----------
     Pro forma net income (loss)              $     (671)   $    1,098   $    1,840   $    3,275

     Earnings per share:
       Basic, as reported                     $    (0.05)   $     0.13   $     0.22   $     0.36
       Basic, pro forma                            (0.07)         0.11         0.19         0.33
       Diluted, as reported                        (0.05)         0.12         0.21         0.34
       Diluted, pro forma                          (0.06)         0.11         0.18         0.32

     Weighted average fair value of options
       granted during the period              $     5.33    $     5.21   $     5.17   $     5.34

3.   Stock Options
     -------------

     During the twelve week period ended June 15, 2004, the Company granted to certain key employees stock options for 93,570 shares of Common Stock at a weighted-average exercise price of $13.54 per share and options to purchase 17,903 shares were exercised at a weighted-average exercise price of $3.80 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. Options to purchase 55,000 shares were granted at a weighted-average exercise price of $13.26 per share and options to purchase 12,611 shares were exercised at a weighted-average exercise price of $5.80 per share pursuant to its 1997 Directors Stock Option Plan.

4.   Earnings Per Share
     ------------------

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended June 15, 2004 and June 17, 2003 were 9,888,512 and 9,736,841, respectively; the number of weighted average shares outstanding for the twenty-four week periods ended June 15, 2004 and June 17, 2003 were 9,869,512 and 9,800,749, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 15, 2004 and June 17, 2003 were 10,487,462 and 10,088,751, respectively, and for the twenty-four week periods ended June 15, 2004 and June 17, 2003 were 10,465,002 and 10,168,216, respectively.

Item 2. Management's Discussion and Anaysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------


General

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

         As of June 15, 2004, the Company owned and operated 69 restaurants under the Fox and Hound Smokehouse & Tavern, Fox and Hound English Pub & Grille, and Fox and Hound Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. The Fox and Hound and Bailey's restaurants share identical design and operational principles and menus. As of June 15, 2004, the Company owned and operated 52 Fox and Hound restaurants and 17 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of June 17, 2003, the Company owned and operated 44 Fox and Hound restaurants and 14 Bailey's restaurants.

      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended June 15, 2004, food and non-alcoholic beverages were 35.3% of total sales, alcoholic beverages were 57.9% of total sales and entertainment and other were 6.8% of total sales. For the twelve weeks ended June 17, 2003, food and non-alcoholic beverages were 33.0% of total sales, alcoholic beverages were 59.1% of total sales and entertainment and other were 7.9% of total sales.

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

         In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of June 15, 2004, there were 54 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

Results of Operations

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data. The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2003 and 2004 each consists of 52 weeks. Fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.

                                                            Twelve Weeks Ended       Twenty-four Weeks Ended
                                                        -------------------------    ------------------------
                                                         June 15,       June 17,      June 15,      June 17,
                                                           2004           2003          2004          2003
                                                        ----------     ----------    ----------    ----------
Operating Statement Data:
     Net sales ......................................        100.0%         100.0%        100.0%        100.0%
     Costs and expenses:
         Costs of sales .............................         27.7           26.0          27.3          25.8
         Restaurant operating expenses ..............         54.6           53.5          52.3          51.7
         Depreciation and amortization ..............          5.0            5.5           4.7           5.3
         Preopening costs ...........................          2.0            1.5           1.6           1.3
         Asset impairment ...........................          7.6             --           3.6            --
                                                        ----------     ----------    ----------    ----------
             Restaurant costs and expenses ..........         96.9           86.5          89.5          84.1
                                                        ----------     ----------    ----------    ----------


     Restaurant operating income ....................          3.1           13.5          10.5          15.9
     General and administrative expenses ............          5.6            5.6           5.4           5.4
     Loss on disposal of assets .....................           --            0.1            --            --
                                                        ----------     ----------    ----------    ----------
     Income (loss)  from operations .................         (2.5)           7.8           5.5          10.5
     Interest expense ...............................          0.1            0.2           0.1           0.1
                                                        ----------     ----------    ----------    ----------

     Income (loss) before income taxes ..............         (2.6)           7.6           5.0          10.4
     Income tax expense (benefit) ...................         (0.9)           2.7           1.7           3.7
                                                        ----------     ----------    ----------    ----------

     Net income (loss) ..............................         (1.7)%          4.9%          3.3%          6.7%

Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location ...   $    2,019     $    1,928    $    2,137    $    2,031
     Number of restaurants at end of the period .....           69             58            69            58


Twelve Weeks Ended June 15, 2004 Compared to Twelve Weeks Ended June 17, 2003

     Net sales increased $5,892,000 (23.3%) for the twelve weeks ended June 15, 2004 to $31,141,000 from $25,249,000 for the twelve weeks ended June 17, 2003.
This increase was due to a 17.8% increase in store weeks (802 versus 681) as a result of eleven restaurants opened since June 17, 2003 and a 4.7% increase in annualized average weekly sales per location. Comparable restaurant sales decreased 0.2% for the quarter ended June 15, 2004.

     Costs of sales increased $2,051,000 (31.2%) for the twelve weeks ended June 15, 2004 to $8,616,000 from $6,565,000 in the twelve weeks ended June 17, 2003, and increased as a percentage of sales to 27.7% from 26.0%. This increase as a percentage of sales is principally attributable to an increase in the cost of certain raw products and increased promotional activities.

     Restaurant operating expenses increased $3,494,000 (25.9%) for the twelve weeks ended June 15, 2004 to $16,998,000 from $13,504,000 in the twelve weeks ended June 17, 2003, and increased as a percentage of net sales to 54.6% from 53.5%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units and higher labor and benefits expense.

     Depreciation and amortization increased $151,000 (10.8%) for the twelve weeks ended June 15, 2004 to $1,554,000 from $1,403,000 in the twelve weeks ended June 17, 2003, and decreased as a percentage of sales to 5.0% from 5.5%. This decrease in expense as a percentage of sales is due to additional depreciation on eleven restaurants opened since June 17, 2003 offset by lower depreciation on assets impaired in the fourth quarter of fiscal 2003 as well as assets which became fully depreciated in the past year.

     Preopening costs increased $266,000 (71.5%) for the twelve weeks ended June 15, 2004 to $638,000 from $372,000 in the twelve weeks ended June 17, 2003. These costs are attributable to three units that opened during the twelve weeks ended June 15, 2004 and partial preopening expenses for four restaurants which have yet to open. Two restaurants were opened in the twelve weeks ended June 17, 2003.

    The provision for asset impairment of $2,365,000 for the twelve weeks ended June 15, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. As of June 15, 2004, we have no plans to close either of these units.

    General and administrative expenses increased $320,000 (22.4%) for the twelve weeks ended June 15, 2004 to $1,749,000 from $1,429,000 in the twelve weeks ended June 17, 2003, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses as a percentage of net sales remained at 5.6%.

     Loss on disposal of assets was $17,000 for the twelve weeks ended June 17, 2003. The loss reflects the disposal of certain point of sale equipment.

     Interest expense was $27,000 for the twelve weeks ended June 15, 2004 and $45,000 for the twelve weeks ended June 17, 2003. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year as well as a lower interest rate.

     The effective income tax rate was 36.0% for the twelve weeks ended June 15, 2004 and 35.4% for the twelve weeks ended June 17, 2003. This increase is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

Twenty-four Weeks Ended June 15, 2004 Compared to Twenty-four Weeks Ended June 17, 2003

     Net sales increased $12,698,000 (24.3%) for the twenty-four weeks ended June 15, 2004 to $64,988,000 from $52,290,000 for the twenty-four weeks ended June 17, 2003. This increase was due to a 18.1% increase in store weeks (1,581 versus 1,339) as a result of eleven restaurants opened since June 17, 2003 and a 5.2% increase in annualized average weekly sales per location. Comparable restaurant sales increased 0.8% for the twenty-four weeks ended June 15, 2004.

     Costs of sales increased $4,218,000 (31.2%) for the twenty-four weeks ended June 15, 2004 to $17,732,000 from $13,514,000 in the twenty-four weeks ended June 17, 2003, and increased as a percentage of sales to 27.3% from 25.8%. This increase as a percentage of sales is principally attributable to an increase in the cost of certain raw products and increased promotional activities.

     Restaurant operating expenses increased $6,951,000 (25.7%) for the twenty-four weeks ended June 15, 2004 to $33,970,000 from $27,019,000 in the twenty-four weeks ended June 17, 2003, and increased as a percentage of net sales to 52.3% from 51.7%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units and higher labor and benefits expense.

     Depreciation and amortization increased $299,000 (10.8%) for the twenty-four weeks ended June 15, 2004 to $3,058,000 from $2,759,000 in the twenty-four weeks ended June 17, 2003, and decreased as a percentage of sales to 4.7% from 5.3%. This decrease in expense as a percentage of sales is due to additional depreciation on eleven restaurants opened since June 17, 2003 offset by lower depreciation on assets impaired in the fourth quarter of fiscal 2003 as well as assets which became fully depreciated in the past year.

     Preopening costs increased $411,000 (62.4%) for the twenty-four weeks ended June 15, 2004 to $1,070,000 from $659,000 in the twenty-four weeks ended June 17, 2003. These costs are attributable to five units that opened during the twenty-four weeks ended June 15, 2004 and partial preopening expenses for four restaurants which have yet to open. Four restaurants were opened in the twenty-four weeks ended June 17, 2003.

    The provision for asset impairment of $2,365,000 for the twenty-four weeks ended June 15, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. As of June 15, 2004, we have no plans to close either of these units.

    General and administrative expenses increased $698,000 (25.0%) for the twenty-four weeks ended June 15, 2004 to $3,494,000 from $2,796,000 in the twenty-four weeks ended June 17, 2003 and remained at 5.4% as a percentage of sales.

     Loss on disposal of assets was $17,000 for the twenty-four weeks ended June 17, 2003. The loss reflects the disposal of certain point of sale equipment.

     Interest expense was $62,000 for the twenty-four weeks ended June 15, 2004 and $70,000 for the twenty-four weeks ended June 17, 2003. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year as well as a lower interest rate.

     The effective income tax rate was 33.4% for the twenty-four weeks ended June 15, 2004 and 35.8% for the twenty-four weeks ended June 17, 2003. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

Quarterly Fluctuations, Seasonality and Inflation

         The timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality continue to be a factor in the results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. A large number of the Company's restaurant personnel are tipped employees who are paid at the federal subminimum wage level; therefore, future subminimum wage changes will have a significant effect on labor costs. Historically, inflation has not had a material impact on operating margins. As costs of food and labor have increased, the Company has previously been able to offset these increases through economies of scale, improved operating procedures and menu price changes. However, during fiscal 2004, the Company has experienced significant increases in certain commodity prices above historical levels which has negatively impacted our costs of food and operating margins. Additionally, competitive pressures may limit the Company's ability to fully recover cost increases with the implementation of menu price increases. To the extent that we continue to experience significant increases in commodity prices, it may have a material negative impact on operating margins.

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $721,000 to $6,582,000 as of June 15, 2004 from $5,861,000 as of December 30, 2003. This increase is attributable to the costs of purchasing property and equipment in excess of cash provided by operations and net proceeds from the line of credit. Cash decreased $159,000 to $654,000 at June 15, 2004 compared to the balance of $813,000 at December 30, 2003. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. As of June 15, 2004 the Company had borrowed $4,960,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $7,114,000 in the twenty-four weeks ended June 15, 2004 compared to $5,200,000 in the twenty-four weeks ended June 17, 2003. Purchases of property and equipment were $9,274,000 in the twenty-four weeks ended June 15, 2004 compared to $6,605,000 in the twenty-four weeks ended June 17, 2003. Advances made to the developer of two build-to-suit locations were $532,000 in the twenty-four weeks ended June 17, 2003. Net proceeds from the revolving note payable to bank was $1,325,000 for the twenty-four week period ending June 15, 2004 compared to $2,605,000 for the twenty-four weeks ending June 17, 2003. At June 15, 2004, the Company had $654,000 in cash and cash equivalents.

     The Company intends to open eleven to twelve new locations in fiscal year 2004 and twelve to fifteen new locations in fiscal year 2005. At June 15, 2004, five units had been opened in fiscal 2004, five units were under construction, leases had been executed on five additional sites, and lease negotiations had begun on five additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $20.0 to $25.0 million to open new locations over the next twelve months.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     Interest Rate Risk

     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.50% for the twelve weeks ended June 15, 2004. The interest rate at June 15, 2004 was 3.50%. The following table presents the quantitative interest rate risks at June 15, 2004:

                                                     Principal Amount by Expected Maturity
                                  --------------------------------------------------------------------------------
                                                                (In thousands)
                                                                                                           Fair
                                                                                     There-                Value
     (dollars in thousands)       2004      2005      2006     2007      2008        after       Total     6/15/04
     ----------------------       ----      ----      ----     ----      ----        -----       -----     -------
     Variable rate debt          $    -    $    -    $  193   $1,183    $1,225      $2,359      $4,960     $4,960
     Average Interest Rate--
        1/2% below prime           3.50%     3.50%     3.50%    3.50%     3.50%       3.50%

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

     On May 19, 2004, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders elected Dennis L. Thompson, Stephen
P. Hartnett, and Nestor R. Weigand, Jr. to the Board of Directors to serve until the 2007 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the new elected Directors, there were 8,268,544 votes "For" and 355,233 votes "Withheld" for Dennis L. Thompson, 7,487,105 votes "For" and 1,136,672 votes "Withheld" for Stephen P. Hartnett, and 8,336,200 votes "For" and 287,577 votes "Withheld" for Nestor R. Weigand, Jr. The continuing directors and the expiration of their current terms as directors are as follows:

     Steven M. Johnson................................2005

     Gary M. Judd.....................................2005

     John D. Harkey, Jr...............................2005

     James K. Zielke..................................2006

     C. Wells Hall III................................2006

     E. Gene Street...................................2006

     The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for the year ending December 28, 2004. As to the ratification of auditors, there were 8,614,952 votes "For," 4,950 votes "Against," and 3,875 votes "Abstained."

     The stockholders also approved an amendment to the Company's 1997 Incentive and Non-Qualified Option Plan to approve an increase in authorized shares reserved for issuance pursuant to the Plan from 1,600,000 shares to 2,000,000 shares of common stock. As to the amendment, there were 5,379,944 votes "For", 714,224 votes "Against", and 271,879 votes "Abstained."

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits

       Exhibit 10.1 - Second Amendment to 1997 Incentive and Non-Qualified Stock Option Plan of Total Entertainment Restaurant Corp.

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

Reports on Form 8-K

       A Current Report on Form 8-K (Item 5) dated April 7, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

       A Current Report on Form 8-K (Item 12) dated April 12, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

       A Current Report on Form 8-K (Item 5) dated May 17, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

TOTAL ENTERTAINMENT RESTAURANT CORP.
------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          Total Entertainment Restaurant Corp.
                                          (Registrant)

     Date  July 30, 2004                  /s/ JAMES K. ZIELKE
         --------------------             ----------------------------
                                          James K. Zielke
                                          Chief Financial Officer,
                                          Secretary and Treasurer
                                          (Duly Authorized Officer)