Form 10-Q
period 2004-09-07
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2004-10-22
CIK 1035374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                            Commission file number
    September 7, 2004                                          000-22753
    -----------------                                          ---------


                      TOTAL ENTERTAINMENT RESTAURANT CORP.
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                           52-2016614
              --------                                           ----------
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

                                 |_| YES |X| NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at October 18, 2004
              -----                              -------------------------------
Common Stock, $.01 par value                             9,924,187 shares

                      TOTAL ENTERTAINMENT RESTAURANT CORP.

                                      Index

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
     September 7, 2004 and December 30, 2003                                                        2

     Condensed Consolidated Statements of
     Operations for the twelve weeks ended
     September 7, 2004 and September 9, 2003                                                        3

     Condensed Consolidated Statements of
     Operations for the thirty-six weeks ended
     September 7, 2004 and September 9, 2003                                                        4

     Condensed Consolidated Statements of
     Cash Flows for the thirty-six weeks ended
     September 7, 2004 and September 9, 2003                                                        5

     Notes to Condensed Consolidated
     Financial Statements                                                                           6

Item 2.  Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                                          8

Item 3.  Quantitative and Qualitative
     Disclosures About Market Risk                                                                 12

Item 4.  Procedures and Controls                                                                   12

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                          13

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                      September 7, 2004             December 30, 2003
                                                                   -------------------------    --------------------------
                           ASSETS
Current assets:
    Cash and cash equivalents                                                        $1,368                          $813
    Inventories                                                                       2,270                         2,096
    Prepaid income taxes                                                                  -                           997
    Deferred income taxes                                                               100                           281
    Other current assets                                                              2,309                         1,538
                                                                                -----------                   -----------
       Total current assets                                                           6,047                         5,725

Property and equipment:
    Land                                                                                600                           600
    Buildings                                                                         2,900                           703
    Leasehold improvements                                                           50,220                        45,092
    Equipment                                                                        28,781                        25,107
    Furniture and fixtures                                                            8,640                         7,514
                                                                                -----------                   -----------
                                                                                     91,141                        79,016
    Less accumulated depreciation and amortization                                   26,879                        22,615
                                                                                -----------                   -----------
                                                                                     64,262                        56,401
Other assets:
    Goodwill, net of accumulated amortization                                         3,661                         3,661
    Advances to developer                                                               545                           842
    Other assets                                                                      1,379                           983
                                                                                -----------                   -----------
Total other assets                                                                    5,585                         5,486
                                                                                -----------                   -----------
          Total assets                                                              $75,894                       $67,612
                                                                                ===========                   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $5,014                        $5,510
    Sales tax payable                                                                 1,207                         1,187
    Accrued payroll                                                                   1,330                         1,674
    Accrued payroll taxes                                                               708                           824
    Accrued income taxes                                                                367                             -
    Other accrued liabilities                                                         3,111                         2,391
                                                                               ------------                  ------------
          Total current liabilities                                                  11,737                        11,586


Notes payable                                                                         8,280                         3,635
Deferred taxes                                                                        2,665                         2,503
Deferred revenue                                                                         42                            21
Accrued rent                                                                            708                           547

Stockholders' equity:
    Preferred stock                                                                       -                             -
    Common stock                                                                         99                            98
    Additional paid-in capital                                                       29,214                        28,553
    Retained earnings                                                                23,149                        20,669
                                                                               ------------                  ------------
          Total stockholders' equity                                                 52,462                        49,320
                                                                               ------------                  ------------
          Total liabilities and stockholders' equity                                $75,894                       $67,612
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

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                  (in thousands, except per share information)
                                   (Unaudited)

                                                              Twelve weeks              Twelve weeks
                                                                 ended                      ended
                                                           September 7, 2004          September 9, 2003
                                                         -----------------------   ------------------------
Sales:
    Food and beverage                                                   $29,414                    $23,273
    Entertainment and other                                               2,047                      1,995
                                                                   ------------               ------------
       Total net sales                                                   31,461                     25,268
Costs and expenses:
    Costs of sales                                                        8,697                      6,650
    Restaurant operating expenses                                        18,495                     14,353
    Depreciation and amortization                                         1,662                      1,485
    Preopening costs                                                        558                        526
                                                                   ------------               ------------
Restaurant costs and expenses                                            29,412                     23,014
                                                                   ------------               ------------
Restaurant operating income                                               2,049                      2,254
General and administrative expenses                                       1,523                      1,441
Loss on disposal of assets                                                    -                         24
                                                                   ------------               ------------
Income from operations                                                      526                        789

Other income (expense):
    Interest expense                                                        (59)                       (60)
                                                                   ------------               ------------

Income before income taxes                                                  467                        729
Provision for income taxes                                                  145                        249
                                                                   ------------               ------------
Net income                                                                  322                        480
                                                                   ============               ============

Basic earnings per share:                                              $   0.03                   $   0.05
                                                                   ============               ============

Diluted earnings per share                                             $   0.03                   $   0.05
                                                                   ============               ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Operations
                  (in thousands, except per share information)
                                   (Unaudited)

                                                            Thirty-six weeks          Thirty-six weeks
                                                                 ended                      ended
                                                           September 7, 2004          September 9, 2003
                                                         -----------------------   ------------------------
Sales:
    Food and beverage                                                   $89,856                    $71,403
    Entertainment and other                                               6,593                      6,155
                                                                   ------------               ------------
       Total net sales                                                   96,449                     77,558
Costs and expenses:
    Costs of sales                                                       26,429                     20,164
    Restaurant operating expenses                                        52,465                     41,372
    Depreciation and amortization                                         4,720                      4,244
    Preopening costs                                                      1,628                      1,185
    Asset impairment                                                      2,365                          -
                                                                   ------------               ------------
Restaurant costs and expenses                                            87,607                     66,965
                                                                   ------------               ------------
Restaurant operating income                                               8,842                     10,593
General and administrative expenses                                       5,017                      4,237
Loss on disposal of assets                                                    -                         41
                                                                   ------------               ------------
Income from operations                                                    3,825                      6,315

Other income (expense):
    Other income (expense)                                                    3                          -
    Interest expense                                                       (121)                      (130)
                                                                   ------------               ------------

Income before income taxes                                                3,707                      6,185
Provision for income taxes                                                1,227                      2,202
                                                                   ------------               ------------
Net income                                                                2,480                      3,983
                                                                   ============               ============

Basic earnings per share                                               $   0.25                   $   0.41
                                                                   ============               ============

Diluted earnings per share                                             $   0.24                   $   0.39
                                                                   ============               ============

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                           Thirty-six weeks         Thirty-six weeks
                                                                                ended                     ended
                                                                           September 7, 2004        September 9, 2003
                                                                           ------------------       -----------------
  Cash flows from operating activities:
   Net income                                                                         $2,480                   $3,983
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Asset impairment                                                                2,365                        -
       Loss on disposal of assets                                                          -                       41
       Depreciation and amortization                                                   4,787                    4,302
       Deferred income taxes                                                             343                    1,717
       Net change in operating assets and liabilities:
           Change in operating assets                                                   (170)                  (2,110)
           Change in operating liabilities                                               320                   (1,049)
                                                                                 -----------              -----------
           Net cash provided by operating activities                                  10,125                    6,884

  Cash flows from investing activities:
   Purchases of property and equipment                                               (14,924)                 (10,955)
   Advances to developer                                                                 297                     (272)
   Proceeds from disposal of assets                                                        -                       31
                                                                                 -----------              -----------
           Net cash used in investing activities                                     (14,627)                 (11,196)

  Cash flows from financing activities:
   Proceeds from revolving note payable to bank                                       30,920                   22,525
   Payments of revolving note payable to bank                                        (26,275)                 (17,610)
   Proceeds from exercise of stock options                                               412                      217
   Purchase of common stock                                                                -                   (1,266)
                                                                                 -----------              -----------
           Net cash provided by financing activities                                   5,057                    3,866
                                                                                 -----------              -----------
           Net increase (decrease) in cash and cash equivalents                          555                     (446)

  Cash and cash equivalents at beginning of period                                       813                    1,116
                                                                                 -----------              -----------
  Cash and cash equivalents at end of period                                          $1,368                     $670
                                                                                 ===========              ===========

  Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                 123                      124
  Cash paid for income taxes, net of refunds received                                   (729)                   2,277

  Supplemental disclosure of non cash activity:
  Additions to property and equipment in accounts payable                                 13                      261
  Tax benefit related to stock options exercised                                         250                       41

                             See accompanying notes.

                      TOTAL ENTERTAINMENT RESTAURANT CORP.
              Notes to Condensed Consolidated FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)



1.   Basis of Presentation and Description of Business


     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements in its 2003 Form 10-K. The results of the twelve weeks ended September 7, 2004 are not necessarily indicative of the results to be expected for the full year ending December 28, 2004.

2.     Impairment of Long-Lived Assets

      Long-lived assets and certain intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. A provision for impairment was recorded for two stores for the thirty-six weeks ended September 7, 2004. This impairment totaled $2,365 ($1,514 net of income tax effect of $851).
The Company does not intend to close the related restaurants.

3.   Accounting for Stock-Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options with grant prices equal to the fair value of the Company's common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.
      Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 2.9% to 5.3%; no dividend yields; volatility factor ranging from 0.281 to 0.853; and a weighted-average expected life of the option of 5 years.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                      Twelve Weeks Ended         Thirty-six weeks Ended
                                                      ------------------         ----------------------
                                                 September 7,    September 9,   September 7,   September 9,
                                                     2004            2003           2004           2003
                                                     ----            ----           ----           ----
     Net income, as reported                       $     322      $     480     $    2,480       $   3,983
     Pro forma stock-based employee
       compensation cost, net of tax                     145            157            463             385
                                                  ----------    -----------     ----------     -----------
     Pro forma net income                          $     177      $     323     $    2,017       $   3,598
     Earnings per share:
       Basic, as reported                          $    0.03         $ 0.05         $ 0.25          $ 0.41
       Basic, pro forma                                 0.02           0.03           0.20            0.37
       Diluted, as reported                             0.03           0.05           0.24            0.39
       Diluted, pro forma                               0.02           0.03           0.19            0.35
     Weighted average fair value of options
       granted during the period                      $ 5.45         $ 5.66         $ 5.19          $ 5.36

3.   Stock Options

     During the twelve week period ended September 7, 2004, options to purchase 4,975 shares were exercised at a weighted-average exercise price of $3.27 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. Options to purchase 10,000 shares were granted at a weighted-average exercise price of $13.62 per share and options to purchase 8,334 shares were exercised at a weighted-average exercise price of $2.59 per share pursuant to its 1997 Directors Stock Option Plan.

4.    Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted average shares outstanding for the twelve week periods ended September 7, 2004 and September 9, 2003 were 9,909,473 and 9,753,883, respectively; the number of weighted average shares outstanding for the thirty-six week periods ended September 7, 2004 and September 9, 2003 were 9,882,832 and 9,785,127, respectively.
      Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 7, 2004 and September 9, 2003 were 10,369,314 and 10,212,946, respectively, and for the thirty-six week periods ended September 7, 2004 and September 9, 2003 were 10,432,922 and 10,183,126, respectively.

5.    Legal Proceedings

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

     As of September 7, 2004, the Company owned and operated 72 restaurants under the Fox and Hound Smokehouse & Tavern, Fox and Hound English Pub & Grille, and Fox and Hound Pub & Grille ("Fox and Hound"), Bailey's Smokehouse & Tavern, Bailey's Sports Grille and Bailey's Pub & Grille ("Bailey's") brand names. The Company's restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. Beginning in fiscal 2004, all new restaurants were opened with a new food menu featuring an expanded selection of new appetizers, salads and entrees. In addition, ten existing units have converted to the new menu. As of September 7, 2004, a total of 18 units have incorporated the new menu. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment. Most have multiple billiard tables combined with satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. The Fox and Hound and Bailey's restaurants share identical operational principles. As of September 7, 2004, the Company owned and operated 55 Fox and Hound restaurants and 17 Bailey's restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of September 9, 2003, the Company owned and operated 45 Fox and Hound restaurants and 15 Bailey's restaurants.
      The components of the Company's net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended September 7, 2004, food and non-alcoholic beverages were 37.9% of total sales, alcoholic beverages were 55.6% of total sales and entertainment and other were 6.5% of total sales. For the twelve weeks ended September 9, 2003, food and non-alcoholic beverages were 35.0% of total sales, alcoholic beverages were 57.1% of total sales and entertainment and other were 7.9% of total sales.
         The components of the Company's cost of sales primarily include direct costs of food, non-alcoholic beverages and alcoholic beverages. These costs are generally variable and will fluctuate with changes in sales volume and sales mix.
         Components of restaurant operating expenses include operating payroll and fringe benefits, and occupancy, maintenance and utilities. All but one of the Company's locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum sales levels.
         Depreciation and amortization costs primarily include depreciation and amortization of capital expenditures for restaurants.
         Preopening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants.
         General and administrative expenses include all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies as well as accounting services fees are major items of costs in this category.
         In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of September 7, 2004, there were 55 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

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

                                                                 Twelve Weeks Ended          Thirty-six weeks Ended
                                                                 ------------------          ----------------------
                                                            September 7,    September 9,   September 7,   September 9,
                                                                2004            2003           2004           2003
                                                                ----            ----           ----           ----
Operating Statement Data:
     Net sales                                                  100.0%          100.0%         100.0%          100.0%
     Costs and expenses:
         Costs of sales.......................................   27.6            26.3           27.4            26.0
         Restaurant operating expenses........................   58.8            56.8           54.4            53.3
         Depreciation and amortization........................    5.3             5.9            4.9             5.5
         Preopening costs.....................................    1.8             2.1            1.7             1.5
         Asset impairment.....................................     --              --            2.4              --
                                                                -----           -----          -----          ------
             Restaurant costs and expenses....................   93.5            91.1           90.8            86.3
                                                                -----           -----          -----          ------


     Restaurant operating income..............................    6.5             8.9            9.2            13.7
     General and administrative expenses......................    4.8             5.7            5.2             5.5
     Loss on disposal of assets...............................     --             0.1             --            0.1
                                                                -----           -----          -----          ------
     Income from operations...................................    1.7             3.1            4.0             8.1
     Interest expense                                             0.2             0.2            0.1             0.2
                                                                -----           -----          -----          ------
     Income before income taxes...............................    1.5             2.9            3.9             7.9
     Income tax expense (benefit)                                (0.5)            1.0            1.3             2.8
                                                                -----           -----          -----          ------

     Net income ..............................................    1.0%            1.9%           2.6%            5.1%
                                                                =====           =====          =====          ======
Restaurant Operating Data (dollars in thousands):
     Annualized average weekly sales per location              $ 1,920        $ 1,840         $2,061          $1,965
     Number of restaurants at end of the period                     72             60             72              60

Twelve Weeks Ended September 7, 2004 Compared to Twelve Weeks Ended September 9, 2003

     Net sales increased $6,193,000 (24.5%) for the twelve weeks ended September 7, 2004 to $31,461,000 from $25,268,000 for the twelve weeks ended September 9, 2003. This increase was due to a 19.3% increase in store weeks (852 versus 714) as a result of twelve restaurants opened since September 9, 2003 and a 4.3% increase in annualized average weekly sales per location. Comparable restaurant sales increased 1.3% for the quarter ended September 7, 2004.
     Costs of sales increased $2,047,000 (30.8%) for the twelve weeks ended September 7, 2004 to $8,697,000 from $6,650,000 in the twelve weeks ended September 9, 2003, and increased as a percentage of sales to 27.6% from 26.3%. This increase as a percentage of sales is principally attributable to an increase in the cost of certain raw products and higher food mix.
     Restaurant operating expenses increased $4,142,000 (28.9%) for the twelve weeks ended September 7, 2004 to $18,495,000 from $14,353,000 in the twelve weeks ended September 9, 2003, and increased as a percentage of net sales to 58.8% from 56.8%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units and higher labor and benefits expense. The increase in labor and benefits expense is partially attributable to additional training in stores converting to the new menu during the quarter.
     Depreciation and amortization increased $177,000 (11.9%) for the twelve weeks ended September 7, 2004 to $1,662,000 from $1,485,000 in the twelve weeks ended September 9, 2003, and decreased as a percentage of sales to 5.3% from 5.9%. This decrease in expense as a percentage of sales is due to additional depreciation on twelve restaurants opened since September 9, 2003 offset by lower depreciation on assets impaired in the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004 as well as assets which became fully depreciated in the past year.
     Preopening costs increased $32,000 (6.1%) for the twelve weeks ended September 7, 2004 to $558,000 from $526,000 in the twelve weeks ended September 9, 2003. These costs are attributable to three units that opened during the twelve weeks ended September 7, 2004 and partial preopening expenses for three restaurants which have yet to open. Two restaurants were opened in the twelve weeks ended September 9, 2003. Preopening expense for the twelve weeks ended September 9, 2003 included partial preopening expenses for five units that had not yet opened.
    General and administrative expenses increased $82,000 (5.7%) for the twelve weeks ended September 7, 2004 to $1,523,000 from $1,441,000 in the twelve weeks ended September 9, 2003, due to an increase in corporate infrastucture to support the Company's expansion. General and administrative expenses decreased as a percentage of net sales to 4.8% from 5.7% due to higher sales volume and lower bonus expense.
     Loss on disposal of assets was $24,000 for the twelve weeks ended September 9, 2003. The loss reflects the disposal of certain point of sale equipment.
     Interest expense was $59,000 for the twelve weeks ended September 7, 2004 and $60,000 for the twelve weeks ended September 9, 2003.
     The effective income tax rate was 31.0% for the twelve weeks ended September 7, 2004 and 34.2% for the twelve weeks ended September 9, 2003. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

Thirty-six weeks Ended September 7, 2004 Compared to Thirty-six weeks Ended September 9, 2003

     Net sales increased $18,891,000 (24.4%) for the thirty-six weeks ended September 7, 2004 to $96,449,000 from $77,558,000 for the thirty-six weeks ended September 9, 2003. This increase was due to a 18.5% increase in store weeks (2,433 versus 2,053) as a result of eleven restaurants opened since September 9, 2003 and a 4.9% increase in annualized average weekly sales per location. Comparable restaurant sales increased 1.0% for the thirty-six weeks ended September 7, 2004.
     Costs of sales increased $6,265,000 (31.1%) for the thirty-six weeks ended September 7, 2004 to $26,429,000 from $20,164,000 in the thirty-six weeks ended September 9, 2003, and increased as a percentage of sales to 27.4% from 26.0%. This increase as a percentage of sales is principally attributable to an increase in the cost of certain raw products, increased promotional activities and higher food mix.
     Restaurant operating expenses increased $11,093,000 (26.8%) for the thirty-six weeks ended September 7, 2004 to $52,465,000 from $41,372,000 in the thirty-six weeks ended September 9, 2003, and increased as a percentage of net sales to 54.4% from 53.3%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units and higher labor and benefits expense.
     Depreciation and amortization increased $476,000 (11.2%) for the thirty-six weeks ended September 7, 2004 to $4,720,000 from $4,244,000 in the thirty-six weeks ended September 9, 2003, and decreased as a percentage of sales to 4.9% from 5.5%. This decrease in expense as a percentage of sales is due to additional depreciation on twelve restaurants opened since September 9, 2003 offset by lower depreciation on assets impaired in the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004 as well as assets which became fully depreciated in the past year.
     Preopening costs increased $443,000 (37.4%) for the thirty-six weeks ended September 7, 2004 to $1,628,000 from $1,185,000 in the thirty-six weeks ended September 9, 2003. These costs are attributable to nine units that opened during the thirty-six weeks ended September 7, 2004 and partial preopening expenses for three restaurants which have yet to open. Six restaurants were opened in the thirty-six weeks ended September 9, 2003.
    The provision for asset impairment of $2,365,000 for the thirty-six weeks ended September 7, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units in the second quarter of fiscal 2004. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. As of September 7, 2004, we have no plans to close either of these units.
    General and administrative expenses increased $780,000 (18.4%) for the thirty-six weeks ended September 7, 2004 to $5,017,000 from $4,237,000 in the thirty-six weeks ended September 9, 2003 and decreased to 5.2% as a percentage of sales from 5.5% due to higher sales volume and lower bonus expense.
     Loss on disposal of assets was $41,000 for the thirty-six weeks ended September 9, 2003. The loss reflects the disposal of certain point of sale equipment.
     Interest expense was $121,000 for the thirty-six weeks ended September 7, 2004 and $130,000 for the thirty-six weeks ended September 9, 2003. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year as well as a lower interest rate.
     The effective income tax rate was 33.1% for the thirty-six weeks ended September 7, 2004 and 35.6% for the thirty-six weeks ended September 9, 2003. This decrease is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

Quarterly Fluctuations, Seasonality and Inflation

         The timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to continue to be a factor in the results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company's operations include food, liquor and labor costs. A large number of the Company's restaurant personnel are tipped employees who are paid at the federal subminimum wage level; therefore, future subminimum wage changes will have a significant effect on labor costs. Historically, inflation has not had a material impact on operating margins. As costs of food and labor have increased, the Company has previously been able to offset these increases through economies of scale, improved operating procedures and menu price changes. However, during fiscal 2004, the Company has experienced significant increases in certain commodity prices above historical levels which has negatively impacted costs of food and operating margins. Additionally, competitive pressures may limit the Company's ability to fully recover cost increases with the implementation of menu price increases. To the extent that the Company continues to experience significant increases in commodity prices, it may have a material negative impact on operating margins.

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital decreased $171,000 to $5,690,000 as of September 7, 2004 from $5,861,000 as of December 30, 2003. This decrease is attributable to cash provided by operations and net proceeds from the line of credit in excess of the costs of purchasing property and equipment. Cash increased $555,000 to $1,368,000 at September 7, 2004 compared to the balance of $813,000 at December 30, 2003. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the "Line of Credit") which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. As of September 7, 2004 the Company had borrowed $8,280,000 under the Line of Credit. The Company is in compliance with all debt covenants.
     Cash flows from operations were $10,125,000 in the thirty-six weeks ended September 7, 2004 compared to $6,884,000 in the thirty-six weeks ended September 9, 2003. Purchases of property and equipment were $14,924,000 in the thirty-six weeks ended September 7, 2004 compared to $10,955,000 in the thirty-six weeks ended September 9, 2003. Advances made to the developer of two build-to-suit locations were $272,000 in the thirty-six weeks ended September 9, 2003. Net proceeds from the revolving note payable to bank was $4,645,000 for the thirty-six week period ending September 7, 2004 compared to $4,915,000 for the thirty-six weeks ending September 9, 2003. At September 7, 2004, the Company had $1,368,000 in cash and cash equivalents.
     The Company intends to open eleven to twelve new locations in fiscal year 2004 and ten to twelve new locations in fiscal year 2005. At September 7, 2004, eight units had been opened in fiscal 2004, three units were under construction, leases had been executed on five additional sites, and lease negotiations had begun on seven additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $20.0 to $25.0 million to open new locations over the next twelve months.
     The Company believes the funds available from the Line of Credit and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company's operating plans, the acceleration or modification of the Company's expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     The Company's Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.75% for the twelve weeks ended September 7, 2004. The interest rate at September 7, 2004 was 4.00%. The following table presents the quantitative interest rate risks at September 7, 2004:

                                                Principal Amount by Expected Maturity
                                                -------------------------------------
                                                            (In thousands)
                                                                                                           Fair
                                                                                    There-                 Value
     (dollars in thousands)       2004      2005      2006     2007      2008        after       Total    9/7/04
     ----------------------       ----      ----      ----     ----      ----        -----       -----    ------
     Variable rate debt         $   -      $   -     $ 319     $1,961   $2,041      $3,959        $8,280    $8,280
     Average Interest Rate--
        1/2% below prime         4.00%      4.00%     4.00%      4.00%    4.00%       4.00%

Item 4.  Procedures and Controls

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

Reports on Form 8-K
       A Current Report on Form 8-K (Item 5) dated June 30, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.
       A Current Report on Form 8-K (Item 5) dated July 2, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.
       A Current Report on Form 8-K (Item 12) dated July 6, 2004, reporting the filing of Exhibit 99.1-Press release of Total Entertainment Restaurant Corp.

TOTAL ENTERTAINMENT RESTAURANT CORP.
------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                           Total Entertainment Restaurant Corp.
                                           (Registrant)

     Date October 21, 2004                 /s/ James K. Zielke
         ------------------                ---------------------
                                           James K. Zielke
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Duly Authorized Officer)