Form 10-K
period 2004-12-28
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2005-03-28
CIK 1035374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                                          to

Commission file number 000-22753

TOTAL ENTERTAINMENT RESTAURANT CORP.

(Exact name of Registrant as specified in its charter)

Delaware	52-2016614

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

9300 E. Central, Suite 100
Wichita, KS 67206
(Address of principal executive offices)(Zip code)

(316) 634-0505
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of December 28, 2004, based on the closing price of the Common Stock as reported by the Nasdaq National Market on June 15, 2004, was $110,258,348. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

     As of March 25, 2005, there were 9,977,964 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 28, 2004. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12 and 13.

PART I

Item 1.	Business

General

     We own and operate 77 restaurants under the “Fox and Hound” and “Bailey’s” brand names that each provide a social gathering place offering high quality food, drinks and entertainment in an upscale, casual environment. Our restaurants offer a broad menu of mid-priced appetizers, entrees and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with satellite and cable coverage of a variety of sporting events and music videos, and most of our restaurants offer multiple billiards tables. In addition to our food, we believe our customers are attracted to our elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. Our Fox and Hound and Bailey’s restaurants share identical design and operational principles and menus.

Our History

     The first Fox and Hound restaurant opened in August 1994 and the first Bailey’s restaurant opened in November 1989. In February 1997, the two companies were combined to form Total Entertainment Restaurant Corp. In July 1997, we completed our initial public offering. As of March 25, 2005, the Company owns and operates 59 Fox and Hound restaurants and 18 Bailey’s restaurants in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

Concept

     We believe our restaurants offer customers a unique and exciting upscale destination for socializing, eating and drinking. We believe our restaurants are differentiated from our competitors by offering all of the following features in a single location:

•	An Upscale, Neighborhood Social Gathering Place. Our restaurants provide a destination where friends and acquaintances can gather regularly for food, drinks and entertainment in an upscale yet casual environment.

•	High Quality Food and Beverage. Our restaurants offer a broad menu of mid-priced appetizers, salads, desserts and entrees featuring beef, chicken, fish and barbecue, all served in generous portions. Each location features a full service bar and a wide variety of domestic, imported and specialty beers. To maximize the appeal of each area of our restaurants, sit-down food and beverage service is available in every room.

•	State-of-the-Art Audio and Visual Technology. Our restaurants create an exciting, high-energy atmosphere through state-of-the-art audio and video systems for viewing sporting events and music videos from our customized playlist. Each location typically has more than 35 televisions (including several big-screen televisions) with satellite and cable coverage of concurrent national, regional and local sporting events.

•	Late-night Destination. Our restaurants are generally open from 11:00 a.m. to 2:00 a.m., seven days a week, depending upon local law. We provide customers with an upscale entertainment and dining alternative by offering our full menu during our increasingly popular late-night segment.

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

     Growth and Expansion. We believe our restaurant concept will be attractive in a variety of geographic markets throughout the United States. We plan to open ten to twelve locations in 2005 and between twelve and fifteen locations in 2006. Through March 25, 2005, we have opened two restaurants in 2005 and currently have five restaurants under construction, four contracts executed with contingencies and one lease currently under negotiation. We continually evaluate locations in various markets and negotiate proposed additional leases at desired sites. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases.

     Flexibility and Versatility of Concept. We are implementing our concept through both the Fox and Hound and Bailey’s brand names. Our concept allows for significant versatility through the reconfiguration of the entertainment areas within each of its locations to accommodate various special events.

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

Locations

     The following table sets forth as of March 25, 2005, the location, opening month and approximate square footage of each of our existing restaurant locations:

			Approximate
Location	Brand Name	Month Opened	Square Footage
Indianapolis #2, IN	Fox and Hound	March 2005	9,400
Cary, NC	Fox and Hound	February 2005	8,100
Raleigh, NC	Fox and Hound	November 2004	7,400
Arlington #2, VA	Bailey’s	October 2004	7,400
Chicago #4, IL	Fox and Hound	September 2004	8,800
Chattanooga, TN	Fox and Hound	July 2004	9,000
Tulsa, OK	Fox and Hound	July 2004	9,400
Edison, NJ	Fox and Hound	July 2004	9,800
Omaha #2, NE	Fox and Hound	June 2004	9,500
Troy, MI	Bailey’s	May 2004	9,700
Charlotte #4, NC	Fox and Hound	May 2004	7,500
Wichita, KS	Fox and Hound	March 2004	9,600
Phoenix #2, AZ	Fox and Hound	January 2004	8,800
Richmond #2, VA	Bailey’s	December 2003	9,900
Philadelphia #2, PA	Fox and Hound	October 2003	10,800
Albuquerque, NM	Fox and Hound	October 2003	9,800
Oklahoma City, OK	Fox and Hound	September 2003	9,800
Houston #3, TX	Fox and Hound	July 2003	8,600
Arlington, VA	Bailey’s	July 2003	15,500
Philadelphia #1, PA	Fox and Hound	June 2003	7,400
Denver #4, CO	Fox and Hound	April 2003	11,600
Chicago #3, IL	Fox and Hound	March 2003	9,600
Houston #2, TX	Fox and Hound	January 2003	12,000
Kansas City #2, KS	Fox and Hound	November 2002	9,100
Tucson, AZ	Fox and Hound	November 2002	11,600
Chicago #2, IL	Fox and Hound	September 2002	12,600
Austin, TX	Fox and Hound	July 2002	11,600
Denver #3, CO	Fox and Hound	July 2002	12,600
Dallas #5, TX	Fox and Hound	June 2002	15,800
Richmond, VA	Bailey’s	May 2002	8,500
Denver #2, CO	Fox and Hound	April 2002	10,300
Charlotte #3, NC	Fox and Hound	March 2002	7,200
Ft. Worth #2, TX	Fox and Hound	February 2002	14,000
Phoenix, AZ	Fox and Hound	February 2002	11,600
Denver #1, CO	Fox and Hound	January 2002	10,500
Dallas #4, TX	Fox and Hound	December 2001	13,360
Atlanta #2, GA	Bailey’s	November 2001	10,500
Charlotte #2, NC	Fox and Hound	August 2001	15,300
Nashville #3, TN	Bailey’s	May 2001	11,400
Ft. Worth #1, TX	Fox and Hound	April 2001	9,900
Dallas #3, TX	Fox and Hound	December 2000	7,600
Detroit #2, MI	Bailey’s	December 2000	10,450
Cleveland #2, OH	Fox and Hound	October 2000	13,500

			Approximate
Location	Brand Name	Month Opened	Square Footage
Baton Rouge, LA	Fox and Hound	March 1999	11,500
Houston, TX	Fox and Hound	February 1999	9,100
Indianapolis, IN	Fox and Hound	February 1999	8,400
Winston-Salem, NC	Fox and Hound	January 1999	9,400
Pittsburgh, PA	Fox and Hound	January 1999	10,500
New Orleans, LA	Fox and Hound	December 1998	9,200
Chapel Hill, NC	Bailey’s	December 1998	9,000
Canton, OH	Fox and Hound	November 1998	9,700
Kansas City, KS	Fox and Hound	November 1998	9,100
Memphis #2, TN	Fox and Hound	November 1998	7,600
Detroit #1, MI	Bailey’s	November 1998	9,100
Dayton, OH	Fox and Hound	October 1998	8,700
Lubbock, TX	Fox and Hound	October 1998	10,600
Atlanta #1, GA	Bailey’s	October 1998	8,500
Erie, PA	Fox and Hound	August 1998	10,400
San Antonio, TX	Fox and Hound	August 1998	8,400
Springfield, MO	Fox and Hound	August 1998	9,100
Evansville, IN	Fox and Hound	July 1998	8,600
Cleveland #1, OH	Fox and Hound	May 1998	8,500
Montgomery, AL	Fox and Hound	January 1998	7,700
Chicago, IL	Fox and Hound	December 1997	10,100
Omaha, NE	Fox and Hound	December 1997	9,000
Nashville #2, TN	Bailey’s	October 1997	7,500
Memphis #1, TN	Fox and Hound	September 1997	8,400
Columbia, SC	Bailey’s	October 1996	10,000
Johnson City, TN	Bailey’s	May 1996	8,250
Knoxville, TN	Bailey’s	December 1995	9,400
Dallas #2, TX	Fox and Hound	November 1995	9,600
Nashville #1, TN	Bailey’s	April 1995	9,400
Greenville, SC	Bailey’s	September 1994	7,000
College Station, TX	Fox and Hound	September 1994	7,700
Dallas #1, TX	Fox and Hound	August 1994	6,500
Little Rock, AR	Fox and Hound	February 1994	8,400
Charlotte #1, NC	Bailey’s	October 1990	7,600

Expansion Plans

     Our management team has extensive experience in the restaurant business and has successfully developed and operated numerous restaurants in many geographic markets throughout the United States. We intend to open ten to twelve locations in 2005 and between twelve to fifteen locations in 2006. We are currently evaluating locations in markets familiar to our management team. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases.

     While we have no current plans to do so, we may in the future franchise and/or grant license or joint venture rights to the Fox and Hound and Bailey’s concepts in certain limited geographic areas of the United States. It is expected that these franchisees, licensees or joint venture partners would be required to develop a specific number of locations within a specified time frame and that a license fee and/or a royalty fee will be paid to us in connection with the development and operation of each such site.

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

     We lease all locations, with the exception of one Bailey’s restaurant in Columbia, South Carolina, which is owned by us. Most of the restaurants are located in shopping centers. Leases are generally negotiated with initial terms of five to fifteen years, with multiple renewal options. We are generally required to complete construction and open a new location approximately 120 to 280 days after the later of signing of a contract or obtaining required permits. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses. In the future, we anticipate leasing our locations, although we may consider purchasing free-standing sites where it is cost-effective to do so.

Unit Economics

     Our management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. Our restaurants averaged $2,142,000 and $2,073,000 in sales during fiscal years ended December 28, 2004 and December 30, 2003, respectively. The 74 leased restaurants open at December 28, 2004 had an average cash investment of approximately $1,518,000. The one unit we own had a cost of $1,969,000 (including the costs for land acquisition, construction, equipment and pre-opening costs). In the future we anticipate most locations will be leased rather than purchased and anticipate an average cash investment per location between $2.0 million and $2.3 million.

Menu

     Our restaurants offer a single menu for lunch, dinner and late-night dining. The menu features a broad selection of appealing appetizers (including quesadillas, chicken wings and nachos) and soups and salads (including Caesar salads, chili and soups of the day), typically ranging in price from $3.29 to $6.99. The menu includes over 25 entrees typically priced between $5.99 to $16.99 such as sandwiches, pizzas, ribs, burgers and a selection of grilled and smoked barbecued entrees. Most entrees are priced under $12.00. All restaurants opened in 2004 feature a new and much broader menu including additional appetizers, a full selection of traditional crust pizzas, and additional entrees, sandwiches, soups and salads. A strong emphasis is placed on the presentation of each of these menu items, increasing the quality and satisfaction of our customer’s overall dining experience. Each location features a full service bar and most restaurants have over 100 brands of ales, lagers, stouts and specialty beers from around the world, with an average of 30 beers on tap. Alcoholic beverage service accounted for approximately 56.8% of the Company’s revenues in the fiscal year ended December 28, 2004.

     During 2004, we converted 18 existing units to the new, broader menu. The average cost per unit to convert to the new menu was approximately $60,000 in equipment costs and approximately $15,000 in cost of food, labor and travel associated with new menu training. Additional units may be converted in 2005 based on management’s evaluation of the success of these conversions. Although management anticipates some increase in revenues associated with the new menu, it is premature to estimate this impact.

Ambiance and Design

     We strive to offer a unique setting with a broad appeal to both male and female customers through an inviting, clean and comfortable atmosphere. In order to achieve the feeling of an upscale atmosphere for these customers, we emphasize décor, lighting and cleanliness. For example, we recycle fresh filtered air throughout our restaurants several times an hour and place fresh-cut flowers in our restrooms. Each of our locations feature dedicated areas for viewing sporting events and/or music videos. These entertainment areas can be readily configured into a comfortable “arena” for concurrent viewing of national, regional and local sporting and other television events. To maximize the broad appeal of the atmosphere in our restaurants, the sound in each room is carefully monitored to balance the desire among our customers for lively entertainment versus quieter socializing. In addition, our locations generally offer multiple tournament-quality billiard tables and darts and popular interactive games to further enhance our appeal as a social destination. All locations are also capable of accommodating business and social organizations for special events.

     We believe the design of our restaurants plays an essential role in our success. Most of our restaurants have a centrally-located bar and primary dining room as well as two wing rooms that are partitioned from the central bar and dining area by etched glass. The wing rooms serve as secondary dining areas and house games of skill along with state-of-the-art audio and video technology. This layout provides guests with an open view of the main dining room, bar and gaming areas. Most of our newer units have a separate dedicated non-smoking dining area with one to three secondary dining and gaming areas. The open kitchen is organized for efficient work flow and is also centrally located so as to entice guests with its flavorful aromas.

Marketing

     We believe our restaurant concept attracts a loyal clientele. We rely primarily on word-of-mouth to attract new business. We do, however, advertise through traditional marketing and advertising media in selected markets. These media include mainly radio and print advertising and local store marketing to households.

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

     We staff our restaurants with management that has experience in the restaurant industry. We believe our strong team-oriented culture helps us attract highly motivated employees who provide customers with a superior level of service. We train our kitchen employees and wait staff to take great pride in preparing and serving food in accordance with our high standards. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and our managers, in particular, are instructed to visit each table. Senior corporate management hosts weekly meetings with regional and district managers to discuss staffing, marketing, individual restaurant performance and customer comments. Moreover, we require our general managers to hold daily shift meetings at their individual restaurants. Senior management regularly visits the Fox and Hound and Bailey’s locations and meets with the respective management teams to ensure compliance with our strategies and standards of quality.

     Management. The management of a typical restaurant consists of one general manager and three to five assistant managers depending upon restaurant revenue and hours of operation. The assistant managers are responsible for their own operational units, including a kitchen manager, bar manager and service manager, but all have been trained to support and manage each operational unit of the restaurant. Each general manager is responsible for the restaurant’s day-to-day operations and is required to follow our established operating procedures and standards. Each location also employs a staff of hourly employees, many of whom are part-time personnel. We currently employ thirteen district managers, each of which oversees between four and seven restaurants. We also employ two regional managers who oversee the various districts. Our regional managers, district managers, general managers and assistant managers participate in incentive cash bonus programs. Awards under the incentive plans are tied to achievement of specified operating targets, including achievement of specific unit objectives and control of operating expense budgets. In addition, the regional managers, district managers and general managers participate in our Employee Stock Option Plan.

     Financial Controls. We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. Sales and labor information are collected daily from each location, and general managers are provided with operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred daily or weekly to our principal operating account. We utilize a comprehensive peer review reporting system for our general managers. Within 10 days after the close of each 28-day accounting period, profit and loss statements are produced and, subsequently, the general managers of each restaurant meet in person with their respective district managers to review the profit and loss statements. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The regional and district managers also meet in person with the senior management team to review the performance for the past accounting period as well as set the operating agenda for the next period. We believe the peer review system enables each general manager and district manager to benefit from the collective experience of all of the Company’s management.

     Customer Service. We believe customer service and satisfaction are keys to the success of our operations. In addition to customer evaluations, we use secret shopper visits to independently evaluate customer satisfaction. A national restaurant evaluation firm performs these visits, at least three times per 28-day period, to test our food and beverage service in a discrete manner without the knowledge of the restaurant personnel. In addition, we encourage frequent visits by restaurant management to customers’ tables, active involvement of management in responding to guest comments and assigning wait persons so as to ensure customer satisfaction.

     Training. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a manager. Restaurant management personnel participate in an eight-week to twelve-week training program that focuses on various aspects of the restaurant’s operations and customer service. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees’ concerns.

     We promote a safe drinking environment through the use of certain internal procedures in addition to extensive alcohol awareness training. It is mandatory for all service employees and managers, regardless of a lack of state regulation, to complete a third-party alcohol awareness-training program. We have also established internal measures to promote a safe drinking environment, such as a four-drink log (which is reviewed by the restaurant’s district manager).

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

Management Information Systems

     We utilize a computer-based management support system, which is designed to improve labor scheduling and food and beverage cost management, provide corporate management quick access to financial data and reduce the general manager’s administrative time. Each general manager uses the system for production planning, labor scheduling and food and beverage cost variance analysis. The system generates reports on sales, bank deposits and variance data. We generate weekly consolidated sales reports and food, beverage and labor-cost variance reports as well as detailed profit and loss statements for each restaurant location every four weeks. Additionally, we monitor sales growth, labor variances and other sales trends on a daily basis.

Accounting and Administrative Services

     On March 1, 2005, we renewed our services agreement with Franchise Services Company for certain accounting and administrative services for an additional one-year period. We pay a per restaurant per 28-day fixed fee with no annual charge.

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

     In certain states, we are subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Significant exposure to liquor liability claims may result in significant charges due to our relatively high deductibles and may result in our experiencing higher costs than expected as a result of higher insurance premiums.

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

Trademarks

     We have federally registered our “Fox & Hound®,” “Bailey’s Sports Grille®,” “Bailey’s Smokehouse & Tavern®” and “Quality Is Our Passion®” service marks. Our “7 Bailey’s Sports Grille®” and “Serious Fun 7 Bailey’s Sports Grille®” design marks are also federally registered. We regard our service and design marks as having significant value and as being an important factor in the marketing of our restaurant concept. We are aware of names and marks similar to our service marks that are used by other persons in certain geographic areas. We believe such uses will not have a material adverse effect on the

Company as either the “Bailey’s” or “Fox and Hound” brand names may be used if the other name is unavailable. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Employees

     As of March 25, 2005, we employed approximately 4,800 persons, 360 of whom are executive officers, regional managers, district managers and restaurant management personnel and the remainder of whom are hourly restaurant personnel and corporate support staff. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are satisfactory.

Website Access

     Our website address is www.tentcorp.com. Our filings with the Securities and Exchange Commission (“SEC”) are available at no cost on our website as soon as practicable after the filing of such reports with the SEC.

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

     A public market for our common stock has existed since 1997. The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from January 1, 2001 through March 25, 2005, our common stock has traded from a low of $1.13 to a high of $17.25 per share. The price of our common stock may experience significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:

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

     In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of particular companies. This volatility has significantly affected, and may continue to affect, the price of our common stock and may adversely affect your ability to sell your shares and our ability to raise additional capital. See “Price Range of Common Stock.”

Our Operating Results Could Be Materially Adversely Affected By The Negative Performance Of A Small Number Of Restaurants Because Of Our Small Restaurant Base.

     As of March 25, 2005, we operated only 77 restaurants, 10 of which opened in the last 12 months. Due to the small number of restaurants, poor operating results at any one or more new or existing restaurants could materially adversely affect our profitability. Factors that could adversely affect the operating results of any new or existing restaurant include local competition, consumer preference, development of the area in which the restaurant is located and access to the restaurant, including construction of highways that provide, or in some cases prevent, access to the restaurant. The operating results of certain existing restaurants have been, and may continue to be, affected by any one or more of these factors. The business, financial condition, operating results and cash flows or the lack of success of one or more new or existing restaurants may have a more significant effect on our overall results of operations than would be the case in a larger company with a significantly larger restaurant base.

We May Be Unable To Fund Our Significant Future Capital Needs And We May Require Additional Funding Sooner Than Anticipated.

     We plan to expend $22 million to $25 million over the next 12 months in connection with new restaurant openings and expect that similar expenditures for planned expansion in fiscal year 2006 will equal or exceed these amounts. The capital resources required to develop each new restaurant are significant. We believe that funds anticipated to be available from our existing line of credit and anticipated cash flow from our operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that changes in our operating plans, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause us to seek additional financing, prevent us from achieving the goals of our expansion strategy or prevent any newly opened restaurants from operating profitably.

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

We Depend On The Expertise Of Key Personnel. If Any Of These Individuals Leave Or Change Their Role With Us, Our Operations May Suffer.

     Our success and the results of operations are dependent to a large degree on the efforts and abilities of our existing management, including Steven M. Johnson, Chief Executive Officer; Gary M. Judd, President; Kenneth C. Syvarth, Chief Operating Officer; and James K. Zielke, Chief Financial Officer, Secretary and Treasurer. Messrs. Johnson, Judd, Syvarth and Zielke are employed by us pursuant to employment agreements, each of which will expire as of June 30, 2005, and are also subject to non-competition, confidentiality and non-solicitation agreements with us. The employment agreements are extended automatically for successive one year terms unless terminated by either party no later than 90 days prior to each June 30 annual anniversary date. If any of Messrs. Johnson, Judd, Syvarth or Zielke were to leave us, our business, financial condition, results of operations, cash flows and growth could suffer. Our growth will also continue to depend, to a large degree, upon our ability to attract and retain additional skilled management personnel.

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

     The timing of new restaurant openings may result in significant fluctuations in quarterly results as a result of the revenues and expenses associated with each new restaurant location. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, the restaurant’s opening. In addition, the labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Our growth, operating results and profitability will depend to a large degree on our ability to increase the number of our restaurants.

     We also expect seasonality to continue to be a factor in our results of operations. Historically, our revenues have been moderately higher in the first and fourth quarters due to weather conditions, major sporting events and the year-end holidays. Our revenues in most of our restaurants have been lower during the summer months of each year, and we expect lower second and third quarter revenues to continue in the future. In addition, for accounting purposes, the first, second and third quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 or 17 weeks. As a result, some of the variations in our operating results may be attributable to the different lengths of the fiscal quarters. These quarterly fluctuations and seasonality may cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Fluctuations, Seasonality and Inflation.”

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

     Our operations are particularly dependent on holding the proper governmental licenses concerning the sale of alcohol. In fiscal year 2004, 56.8% of our sales were derived from alcoholic beverages. Each restaurant is required to obtain, directly or indirectly, a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations govern numerous aspects of the daily operations of each restaurant location, including the minimum age of patrons and employees, hours of operation, advertising practices, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. Although we have not encountered any material problems relating to alcoholic beverage licenses or alcoholic beverage control regulations to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere and could materially adversely affect our operating results.

We May Face Liability Under “Dram-Shop” Statutes.

     The sale of alcoholic beverages subjects us to “dram-shop” statutes in 18 of the 22 states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which coverage we believe is consistent with that carried by other entities serving alcoholic beverages. Significant exposure to liquor liability claims may result in significant charges due to our relatively high deductibles and may result in our experiencing higher costs than expected as a result of higher insurance premiums. If we sustain significant adverse liquor liability claims in the future, liquor liability insurance may become difficult or impossible to obtain. If we fail to maintain our insurance coverage or if a judgment against us is rendered under a dram-shop statute in excess of our liability coverage, we could suffer a material adverse effect on our business, financial condition, operating results and cash flows. Further, adverse publicity resulting from such allegations may materially adversely affect us and our restaurants.

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

If We Are Unable To Secure The Exclusive Use Of Our Trademarks, Our Business Maybe Adversely Affected.

     We are aware of names and marks similar to our service marks that are used by other persons in certain geographic areas. We believe such uses will not have a material adverse effect on us, as either the “Bailey’s” or “Fox and Hound” tradenames may be used if the other name is unavailable, but there can be no assurance that such marks will be available for use by us in all locations or that we will be able to secure the exclusive use of such marks. If we are unable to secure and maintain the exclusive use of our trademarks and tradenames, our business may be adversely affected.

Our Directors And Executive Officers And An Existing Stockholder Have Considerable Control Over Our Company, Which May Lead To Conflicts With Other Stockholders Over Corporate Governance.

     Our directors and executive officers and Jamie B. Coulter beneficially own collectively approximately 25.3% of our outstanding common stock. As a result, these persons, acting alone or together, will be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions, and they may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

We Have Implemented Anti-Takeover Provisions That Could Discourage Or Prevent A Takeover, Even If An Acquisition Would Be Beneficial To Our Stockholders.

     Provisions of our certificate of incorporation, as amended, and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

     These provisions include provisions:

-	Establishing a classified board of directors requiring that members of our board of directors be elected in different years;

-	Authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares, facilitate implementation of a stockholder rights plan (or “poison pill”) or change the balance of voting control and thwart a takeover attempt;

-	Prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of our stockholders to elect director candidates;

-	Limiting the ability of our stockholders to call special meetings of our stockholders; and

-	Establishing advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon by our stockholders at stockholder meetings.

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

     All of our restaurants are located in leased space with the exception of the restaurant in Columbia, South Carolina, which is owned by us. Most initial lease terms range from five to ten years, with multiple renewal options. All of our leases provide for a minimum annual rent, and some leases call for additional rent based on sales volume at the particular restaurant over specified minimum levels. Generally, the leases are net leases which require us to pay the costs of insurance, taxes and a portion of lessors’ operating cost. See “Business-Locations.”

     Our executive offices are located at 9300 E. Central, Suite 100, Wichita, Kansas 67206. We believe there is sufficient office space available at favorable leasing terms in the Wichita, Kansas area to satisfy the additional needs of the Company that may result from future expansion.

Item 3.	Legal Proceedings

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of our Common Stock during the fourth quarter of the Company’s fiscal year ended December 28, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

     Our common stock has traded on the Nasdaq National Market under the symbol “TENT” since our initial public offering on July 17, 1997. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as reported by the Nasdaq National Market. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2002	High	Low
First Quarter	8.50	3.31
Second Quarter	15.94	7.62
Third Quarter	16.99	8.38
Fourth Quarter	9.76	6.08

Fiscal Year 2003	High	Low
First Quarter	9.68	7.10
Second Quarter	9.21	7.05
Third Quarter	10.95	9.10
Fourth Quarter	12.46	10.30

Fiscal Year 2004	High	Low
First Quarter	14.40	11.19
Second Quarter	16.20	12.19
Third Quarter	14.37	9.47
Fourth Quarter	11.79	8.60

Equity Compensation Plan Information

Number of
Securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:

1997 Incentive and Nonqualified Stock Option Plan	1,251,851	$7.72	356,520
Directors’ Stock Option Plan	157,589	$9.33	115,466

Total	1,409,440	$7.90	471,986

Equity compensation plans not Approved by security holders	—	—	—

Total	1,409,440	$7.90	471,986

Holders

     As of March 25, 2005, there were 39 holders of record our common stock.

Dividends

     We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock for the foreseeable future. We intend to retain future earnings to finance future development.

Item 6.	Selected Financial Data

     The following information has been restated to reflect adjustments to previous filings as further discussed in Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The selected financial data set forth below should be read in conjunction with the financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical income statement data for the 52 weeks ended December 28, 2004, December 30, 2003, the 53 weeks ended December 31, 2002, and for the 52 weeks ended December 25, 2001, and December 26, 2000, the balance sheet data as of December 28, 2004, December 30, 2003, December 31, 2002, December 25, 2001, and December 26, 2000 are derived from our audited financial statements.

	52 weeks ended		53 weeks ended	52 weeks ended
		Dec. 30, 2003	Dec. 31, 2002	Dec. 25, 2001	Dec. 26, 2000
	Dec. 28, 2004	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands, except per share data)
Income Statement Data:
Net sales	$149,164	$121,708	$102,464	$70,052	$54,928

Costs and expenses:
Cost of sales	40,619	32,006	26,815	18,955	14,515
Operating expenses	79,038	63,735	52,300	35,392	28,001
Depreciation and amortization	8,392	6,945	5,888	4,067	3,906
Preopening costs	1,986	1,822	1,654	1,218	500
Provision for asset impairment and store closing	2,523	2,009	—	—	2,330

Restaurant costs and expenses	132,558	106,517	86,657	59,632	49,252

Restaurant operating income	16,606	15,191	15,807	10,420	5,676
General and administrative expenses	7,520	6,293	5,181	3,991	3,769
Goodwill amortization	—	—	—	244	244
(Gain) Loss on disposal of assets	(1)	57	31	134	67

Income from operations	9,087	8,841	10,595	6,051	1,596
Other expense	239	339	456	863	1,080

Income from continuing operations before income taxes	8,848	8,502	10,139	5,188	516
Provision for income taxes	2,677	2,757	3,628	1,918	103

Income from continuing operations	6,171	5,745	6,511	3,270	413
Income (loss) from discontinued operations	—	—	13	(423)	10

Net income	$6,171	$5,745	$6,524	$2,847	$423

Earnings per share information:
Basic
Income from continuing operations	$0.62	$0.59	$0.70	$0.38	$0.05
Income (loss) from discontinued operations	—	—	—	(0.05)	—

Net income	$0.62	$0.59	$0.70	$0.33	$0.05

Weighted average number of common shares outstanding	9,898	9,792	9,344	8,670	9,323

Diluted
Income from continuing operations	$0.59	$0.56	$0.67	$0.38	$0.05
Income (loss) from discontinued operations	—	—	—	(0.05)	—

Net income	$0.59	$0.56	$0.67	$0.33	$0.05

Weighted average number of common shares outstanding	10,400	10,228	9,801	8,694	9,329

		Dec. 30, 2003	Dec. 31, 2002	Dec. 25, 2001	Dec. 26, 2000
	Dec. 28, 2004	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands)
Balance Sheet Data:

Working capital (deficit)	$(6,236)	$(5,869)	$(5,625)	$(5,100)	$(3,435)

Total assets	80,567	68,721	57,056	43,427	40,191

Notes payable, including current portion	3,680	3,635	2,540	10,350	11,980

Stockholders’ equity	53,089	46,164	40,921	22,466	19,841

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Restatement

     Following a review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant and retail companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that the adjustments in those filings relating to the treatment of lease accounting and leasehold amortization applied to the Company, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for fiscal years 1997 through 2003 and for the first three quarters of 2004. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing on the initial date of the lease agreement. We also used only the initial non-cancelable lease term in the determination of capital leases. We amortized our leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets, if shorter). Additionally, tenant allowances received from the lessor were recorded as a reduction of the related leasehold improvements. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the initial lease term is in excess of fifteen years). The expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the initial lease term is in excess of fifteen years), is also being utilized in the determination of capital leases. Additionally, the estimated useful life of leasehold improvements for amortization purposes was reduced from twenty years to fifteen years, or the remaining life of the lease, whichever is less. The lease term commences on the date when we have full access to the property. Lease expenses from the date we have full access to the property to the completion of construction are capitalized as leasehold improvements. Tenant allowances are being recorded as accrued rent when received and included as a reduction in the straight-line rent calculation described above. We also had one lease reclassified from operating to capital as a result of these adjustments. These adjustments were not attributable to any material non-compliance by us with any financial reporting requirements under the securities laws, or as a result of any misconduct. The Restatement is further discussed in Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

     The cumulative effect of the Restatement through fiscal 2003 as well as the impact of these adjustments on the consolidated income statements for 2002 and 2003 is shown in the tables below. The Restatement decreased reported diluted net earnings per share by $0.08 and $0.06 in fiscal years 2003 and 2002, respectively. The Restatement did not have any impact on our previously reported cash balances, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Net Adjustments Related to Restatement
(in thousands, except per share data)

	December 30, 2003
	As Reported	Adjustments	As Restated

Leasehold improvements	$45,092	$3,124	$48,216
Property under capital leases	—	918	918
Total property and equipment	79,016	4,042	83,058
Accumulated depreciation and amortization	22,615	2,933	25,548
Net property and equipment	56,401	1,109	57,510
Total assets	67,612	1,109	68,721
Current portion of obligation under capital leases	—	8	8
Total current liabilities	11,586	8	11,594
Obligations under capital leases, net of current portion	—	897	897
Deferred taxes	2,503	(1,768)	735
Accrued rent	547	5,128	5,675
Retained earnings	20,669	(3,156)	17,513
Total stockholders’ equity	49,320	(3,156)	46,164
Total liabilities and stockholders’ equity	67,612	1,109	68,721

	Year ended December 30, 2003			Year ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Restaurant operating expenses	$63,490	$245	$63,735	$52,067	$233	$52,300
Depreciation and amortization	6,037	908	6,945	5,177	711	5,888
Asset impairment	2,008	1	2,009	—	—	—
Restaurant costs and expenses	105,363	1,154	106,517	85,713	944	86,657
Restaurant operating income	16,345	(1,154)	15,191	16,751	(944)	15,807
Income from operations	9,995	(1,154)	8,841	11,539	(944)	10,595
Interest expense	266	74	340	342	68	410
Income before income taxes	9,730	(1,228)	8,502	11,151	(1,012)	10,139
Income taxes	3,192	(435)	2,757	3,961	(333)	3,628
Income from continuing operations	6,538	(793)	5,745	7,190	(679)	6,511
Net income	6,538	(793)	5,745	7,203	(679)	6,524
Basic net earnings per share	0.67	(0.08)	0.59	0.77	(0.07)	0.70
Diluted net earnings per share	0.64	(0.08)	0.56	0.73	(0.06)	0.67

	Year ended December 30, 2003			Year ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$16,195	$1,300	$17,495	$13,852	$747	$14,599
Net cash used in investing activities	(16,727)	(1,293)	(18,020)	(17,888)	(740)	(18,628)
Net cash provided by financing activities	229	(7)	222	3,806	(7)	3,799

General

     We began operations February 20, 1997 with three Fox and Hound and eight Bailey’s restaurants. We have opened and closed restaurants since that date as follows:

	1997(1)	1998	1999	2000	2001	2002	2003	2004	2005(2)
Open at beginning of period	11	16	32	35	38	43	54	64	75
Opened during period	5	16	5	3	5	12	10	11	2
Closed during period	–	–	2	–	–	1	–	–	–

Open at end of period	16	32	35	38	43	54	64	75	77

(1)	From February 20, 1997 through December 30, 1997

(2)	From December 29, 2004 through March 25, 2005

     The components of our net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For fiscal years 2004 and 2003, the components of net sales were as follows: (i) food and non-alcoholic beverages: 36.9% and 34.2%, respectively; (ii) alcoholic beverages: 56.8% and 58.3%, respectively; and (iii) entertainment and other: 6.3% and 7.5%, respectively. The trend of declining entertainment and other sales as a percentage of total sales is expected to continue as newer units generally have fewer billiard tables than older units and new menu conversions are expected to increase food sales as a percentage of total sales.

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

     In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of March 25, 2005, there were 60 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

Results of Operations

     The following discussion of results of operations should be read in conjunction with the information under the caption “Selected Financial Data,” our Consolidated Financial Statements and related Notes thereto and the other financial data included elsewhere in this Form 10-K. We operate on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2004 and 2003 each consisted of 52 weeks and fiscal year 2002 consisted of 53 weeks. Our fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.

     The following table sets forth for the periods indicated the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales and other selected operating data.

	Year Ended(1)
		Dec. 30,	Dec. 31,
	Dec. 28,	2003	2002
	2004	(as restated)	(as restated)
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	26.3	26.2
Operating expenses	53.0	52.4	51.0
Depreciation and amortization	5.7	5.7	5.8
Preopening costs	1.3	1.5	1.6
Provision for asset impairment	1.7	1.6	—

Restaurant costs and expenses	88.9	87.5	84.6

Restaurant operating income	11.1	12.5	15.4
General and administrative	5.0	5.2	5.1

Income from operations	6.1	7.3	10.3
Other income (expense)	—	—	(0.1)
Interest expense	(0.1)	(0.3)	(0.3)

Income from continuing operations before income taxes	6.0	7.0	9.9
Provision for income taxes	1.9	2.3	3.5

Income from continuing operations	4.1	4.7	6.4
Income from discontinued operations	—	—	—

Net income	4.1%	4.7%	6.4%

Restaurant Operating Data:
Number of locations at end of period	75	64	54
Number of store operating weeks (2)	3,620	3,052	2,599
Annualized average weekly sales per location (3)	$2,142	$2,073	$2,056

(1)	The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.

(2)	Store operating weeks represents the number of weeks all locations were open during the period.

(3)	Annualized average weekly sales per location are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by fifty-two.

Fifty-two Weeks Ended December 28, 2004 Compared to Fifty-two Weeks Ended December 30, 2003

     Net sales increased $27,456,000 (22.6%) for the 52 weeks ended December 28, 2004 to $149,164,000 from $121,708,000 for the 52 weeks ended December 30, 2003, which was attributable to a 3.3% increase in annualized average weekly sales ($2,142,000 versus $2,073,000) and a 18.6% increase in store operating weeks (3,620 versus 3,052). Same store sales increased 1.1% for the 52 weeks ended December 28, 2004.

     Costs of sales increased $8,613,000 (26.9%) for the 52 weeks ended December 28, 2004 to $40,619,000 from $32,006,000 for the 52 weeks ended December 30, 2003, and increased as a percentage of net sales to 27.2% from 26.3%. This increase as a percentage of net sales was principally attributable to an increase in the cost of certain raw products and promotional costs offset by the impact of a price increase taken in the second quarter of 2004.

     Restaurant operating expenses increased $15,303,000 (24.0%) for the 52 weeks ended December 28, 2004 to $79,038,000 from $63,735,000 for the 52 weeks ended December 30, 2003, and increased as a percentage of net sales to 53.0% from 52.4%. This increase as a percentage of net sales was principally attributable to an increase in occupancy costs of new units and hourly wages offset by a decrease in the cost of liability insurance premiums and claims expense. The increase in hourly wages is related to higher labor costs associated with training on new menu conversions in 18 units during 2004.

     Depreciation and amortization increased $1,447,000 (20.8%) for the 52 weeks ended December 28, 2004 to $8,392,000 from $6,945,000 for the 52 weeks ended December 30, 2003, and remained consistent as a percentage of net sales at 5.7%.

     Preopening costs increased $164,000 (9.0%) for the 52 weeks ended December 28, 2004 to $1,986,000 from $1,822,000 for the 52 weeks ended December 30, 2003, and decreased to 1.3% from 1.5% as a percentage of net sales. Preopening costs for fiscal year 2004 were related to the opening of eleven restaurants in fiscal year 2004 and partial preopening costs related to restaurants that will open in fiscal year 2005. Preopening costs for fiscal year 2003 were related to the opening of ten restaurants in fiscal year 2003 and costs related to restaurants that opened in fiscal year 2004.

     The provision for asset impairment of $2,523,000 for the 52 weeks ended December 28, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units in the second quarter of fiscal 2004. The provision for asset impairment of $2,009,000 for the 52 weeks ended December 30, 2003, reflects the charges made for the write down of restaurant assets related to two underperforming units in the fourth quarter of fiscal 2003. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. We generally do not include units less than 18-months old in this review as the first six months of operations reflect certain inefficiencies associated with start-up activities. The two units impaired in the second quarter of fiscal 2004 had been open less than 18 months as of December 30, 2003. As of December 28, 2004, we have no plans to close any of these units.

     General and administrative expenses increased $1,227,000 (19.5%) for the 52 weeks ended December 28, 2004 to $7,520,000 from $6,293,000 for the 52 weeks ended December 30, 2003, due to an increase in corporate infrastructure to support our expansion. General and administrative expenses decreased as a percentage of net sales to 5.0% from 5.2%.

     Other income was $4,000 for the 52 weeks ended December 28, 2004 compared to $1,000 for the 52 weeks ended December 30, 2003.

     Gain on disposal of assets was $1,000 for the 52 weeks ended December 28, 2004 compared to a loss on disposal of assets of $57,000 for the 52 weeks ended December 30, 2003. The loss in 2003 reflect the disposal of certain video games.

     Interest expense decreased $97,000 for the 52 weeks ended December 28, 2004 to $243,000 from $340,000 for the 52 weeks ended December 30, 2003. This decrease is due to a lower average balance applicable to our line of credit in the current fiscal year compared with the prior fiscal year partially offset by an increase in the interest rate on those borrowings during the current fiscal year.

     The effective income tax rate on income was 30.3% for the 52 weeks ended December 28, 2004 as compared to 32.4% for the 52 weeks ended December 30, 2003. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes and a decrease in the effective state tax rate.

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

     Restaurant operating expenses increased $11,435,000 (21.9%) for the 52 weeks ended December 30, 2003 to $63,735,000 from $52,300,000 for the 53 weeks ended December 31, 2002, and increased as a percentage of net sales to 52.4% from 51.0%. This increase as a percentage of net sales was principally attributable to an increase in occupancy costs of new units and an increase in the cost of liability insurance premiums and claims expense.

     Depreciation and amortization increased $1,057,000 (18.0%) for the 52 weeks ended December 30, 2003 to $6,945,000 from $5,888,000 for the 53 weeks ended December 31, 2002, and decreased as a percentage of net sales to 5.7% from 5.8%. This increase in expense is due to additional depreciation on ten restaurants opened since December 31, 2002, net of older restaurants with fully depreciated equipment during the year.

     Preopening costs increased $168,000 (10.2%) for the 52 weeks ended December 30, 2003 to $1,822,000 from $1,654,000 for the 53 weeks ended December 31, 2002, and decreased to 1.5% from 1.6% as a percentage of net sales. Preopening costs for fiscal year 2003 were related to the opening of ten restaurants in fiscal year 2003 and partial preopening costs related to restaurants that opened in fiscal year 2004. Preopening costs for fiscal year 2002 were related to the opening of twelve restaurants in fiscal year 2002 and costs related to restaurants that opened in fiscal year 2003.

     The provision for asset impairment of $2,009,000 for the 52 weeks ended December 30, 2003, reflects the charges made for the write down of restaurant assets related to two underperforming units in the fourth quarter of fiscal 2003. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. We generally do not include units less than 18-months old in this review as the first six months of operations reflect certain inefficiencies associated with start-up activities.

     General and administrative expenses increased $1,112,000 (21.5%) for the 52 weeks ended December 30, 2003 to $6,293,000 from $5,181,000 for the 53 weeks ended December 31, 2002, due to an increase in corporate infrastructure to support our expansion. General and administrative expenses increased as a percentage of net sales to 5.2% from 5.1%.

     Other income was $1,000 for the 52 weeks ended December 30, 2003 compared to other expense of $46,000 for the 53 weeks ended December 31, 2002. This expense in 2002 was related to the write-off of an interest in a limited partnership investment.

     Loss on disposal of assets was $57,000 for the 52 weeks ended December 30, 2003 and $31,000 for the 53 weeks ended December 31, 2002. The losses reflect the disposal of certain video games for both years.

     Interest expense decreased $70,000 for the 52 weeks ended December 30, 2003 to $340,000 from $410,000 for the 53 weeks ended December 31, 2002. This decrease is due to both a lower interest rate and lower average balance applicable to our line of credit in the current fiscal year compared with the prior fiscal year.

     The effective income tax rate on income was 32.4% for the 52 weeks ended December 30, 2003 as compared to 35.8% for the 53 weeks ended December 30, 2002. This decrease was primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes and a decrease in the effective state tax rate.

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

     The timing of new restaurant openings may result in significant fluctuations in quarterly results as a result of the revenues and expenses associated with each new restaurant location. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, the restaurant’s opening. In addition, the labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Our growth, operating results and profitability will depend to a large degree on our ability to increase the number of our restaurants.

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

Liquidity and Capital Resources

     As is customary in the restaurant industry, we operate with negative working capital. Negative working capital increased $367,000 to $6,236,000 as of December 28, 2004 from $5,869,000 as of December 30, 2003. This increase is attributable primarily to the cost of purchases of property and equipment in excess of working capital provided by operations and net proceeds from the line of credit. Cash decreased $1,000 to $812,000 as of December 28, 2004 from $813,000 as of December 30, 2003. We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 we entered into a loan agreement with Intrust Bank, N.A. (the “Line of Credit”) which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. On October 1, 2003, this line of credit was amended to extend the original term of the agreement by two years. All other terms of the agreement remained unchanged. The Line of Credit is secured by substantially all of our assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of December 28, 2004, we had borrowed $3,680,000 under the Line of Credit. We are in compliance with all debt covenants.

     Cash flows from operations were $22,216,000 for the 52 weeks ended December 28, 2004 compared to $17,495,000 for the 52 weeks ended December 30, 2003. Purchases of property and equipment were $22,023,000 in the 52 weeks ended December 28, 2004 compared to $17,614,000 in the 52 weeks ended December 30, 2003. Net proceeds from the revolving note payable to bank were $45,000 for the 52 week period ending December 28, 2004 compared to net proceeds on the revolving note payable to bank of $1,095,000 for the 52 weeks ending December 30, 2003.

     We intend to open ten to twelve new locations in fiscal year 2005 and twelve to fifteen in fiscal year 2006. At March 25, 2005, two restaurants had been opened in fiscal 2005, five restaurants were under construction and an additional four contracts had been executed. We are currently evaluating locations in markets familiar to our management team. However, the number of locations actually opened and the timing thereof may vary depending upon our ability to locate suitable sites and negotiate favorable leases. We expect to expend approximately $22 to $25 million to open new locations over the next twelve months.

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

     A summary of our obligations and commitments to make future payments under contracts, including debt, lease agreements and the administrative services agreement is presented below. The long-term debt payments represent principal payments only. The Company must also make monthly interest payments on the outstanding debt balance at a rate of 1/2% below the prime rate as published in The Wall Street Journal (4.75% at December 28, 2004).

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$3,680,000	$—	$1,005,000	$1,852,000	$823,000
Noncancellable operating leases	70,560,000	9,546,000	17,646,000	13,360,000	30,008,000
Capital leases	897,000	8,000	35,000	42,000	812,000
Other commitments	973,000	843,000	130,000	—	—

Totals	$76,110,000	$10,397,000	$18,816,000	$15,254,000	$31,643,000

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Land, Buildings, and Equipment

     Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. Buildings are depreciated over 30 years using the straight-line method. Leasehold improvements are amortized over the lesser of the expected lease term, including cancelable option periods, up to fifteen years, or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to seven years, also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     Our accounting policies regarding land, buildings, and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

Impairment of Long-Lived Assets

     The Company reviews all units for impairment on a semi-annual basis at the end of the second and fourth fiscal quarters of each year, or at other times during the year when events have occurred that may be indicators of potential impairment. New units are not included in this review until they have been open 18 months as the initial six months of operations reflect inefficiencies associated with start-up operations. The impairment review is performed by comparing the carrying value of the related assets to the expected undiscounted cash flows of each unit. A unit is deemed to be impaired if the carrying value of the related assets is more than the expected undiscounted cash flows for the unit. The amount of the impairment loss is calculated as the difference between the carrying value of the assets and the fair value of the assets. Store assets typically consist of leasehold improvements, equipment, and furniture and fixtures.

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge.

Self-Insurance Accruals

     As we have relatively high deductibles for expected losses under our workers’ compensation, employee medical, and general liability programs, we are effectively self insured for potential claims. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and not yet reported.

     Our accounting policies regarding self-insurance programs include our judgments and independent actuarial assumptions regarding economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of reported expense under these programs.

New accounting standards

     In December 2004, the FASB issued Statement No.123(R), Share-Based Payment, effective third quarter 2005 for the Company, which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations.

     The Company expects to adopt Statement 123(R) during the third quarter 2005 using the modified-retrospective method restating prior periods. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the pro forma disclosures in the summary of significant accounting policies note to the consolidated financial statements.

     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and increase net financing cash flow.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     Our Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.76% for the year ended December 28, 2004. The following table presents the quantitative interest rate risks at December 28, 2004:

	Principal Amount by Expected Maturity
	(In thousands)							Fair
						There-		Value
(dollars in thousands)	2005	2006	2007	2008	2009	after	Total	12/28/04
Variable rate debt Average Interest Rate—1/2% below prime	$ — 4.50%	$ 140 4.50%	$ 865 4.50%	$ 905 4.50%	$ 947 4.50%	$ 823 4.50%	$3,680	$3,680

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

     Not applicable.

Item 9A. Controls and Procedures

Disclosure controls and procedures

     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In performing this evaluation, management reviewed the Company’s policies and procedures for lease accounting. In conjunction with this review, management concluded that the Company’s previously established policies and procedures for lease accounting were not in accordance with generally accounting principles in the United States. As a result, management determined that certain expenses, primarily restaurant operating expenses and depreciation and amortization expenses, were understated in prior periods. Accordingly, the Company has restated its previously issued financial statements to reflect the correction of the errors noted in the Company’s lease accounting practices. These errors resulted from an error in the Company’s interpretation of generally accepted accounting principles in the United States, similar to other restaurant and retail companies. Based on the aforementioned evaluation, the CEO and CFO each concluded that the related ineffective controls over the selection, monitoring, and review of assumptions and factors affecting lease accounting represented a material weakness in internal control over financial reporting as of December 28, 2004. Accordingly, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s report

     Management’s Annual Report on Internal Control Over Financial Reporting as required by Item 308(a) of Regulation S-K and the related Attestation Report of the Registered Public Accounting Firm, required by Item 308(b) of Regulation S-K will be filed in an amendment to this Form 10-K within 45 days of the Company’s initial 75-day filing period for the Company’s Form 10-K as permitted by the Securities and Exchange Commission Release No. 50754, Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provision of Exchange Act Rules 13a-1 and 15d-1.

Remediation of material weakness

     To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. No other material weaknesses have been identified as a result of management’s assessment.

Internal control over financial reporting

     There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     On October 4, 2004, the Company’s Board of Directors approved salary adjustments, stock option grants, and a bonus plan for the Company’s executive officers. Each of these officers’ base salary was increased as outlined in the following table. Each of these officers was granted an option to purchase 50,000 shares of the Company’s common stock effective November 1, 2004, and additional options to purchase 50,000 shares of the Company’s common stock on November 1 of each of the next two years. The bonus plan established would pay each of these officers a cash bonus up to twenty percent of the officer’s base salary depending on comparable store sales and the Company’s EBITDA and EPS financial performance for fiscal year 2005.

Name	Position	Adjusted Base Salary
Steven M. Johnson	Chief Executive Officer	$315,000
James K. Zielke	Chief Financial Officer, Secretary and Treasurer	$267,500
Gary M. Judd	President	$230,000
Kenneth C. Syvarth	Chief Operating Officer	$175,500

     Additionally, on October 4, 2004, the Company’s Board of Directors modified the compensation to be paid members of the Board of Directors and members of the committees of the Board of Directors for fiscal year 2005. Directors who are not employees of the Company (“Eligible Directors”) will receive an annual fee of $10,000, and the chairpersons of the Stock Option Committee and Compensation Committee will receive an additional annual fee of $5,000 and the chairperson of the Audit Committee will receive an additional annual fee of $8,500. Additionally, each Eligible Director will receive a fee of $1,250 for each regularly scheduled Board of Directors meeting attended, a fee of $750 for each regularly scheduled Board of Director meeting held via conference call, a fee of $1,000 for each Audit Committee meeting attended that is scheduled in conjunction with a regularly scheduled Board of Directors meeting, a fee of $1,000 for each committee meeting attended not in conjunction with a regularly scheduled Board of Directors meeting, and a fee of $500 for each committee meeting held via conference call not in conjunction with a regularly scheduled Board of Directors meeting. The chairperson of the Audit Committee will receive a fee of $1,500 for each Audit Committee meeting attended in conjunction with a regularly schedule Board of Directors meeting, each chairperson of a committee of the Board will receive a fee of $1,500 for each meeting attended or $750 for each meeting held by telephone conference not held in conjunction with a regularly scheduled Board of Directors meeting. Each Director is reimbursed for his expenses. Employees who are Directors are not entitled to any compensation for their service as a Director. The Board of Directors modified the amount of shares that each Eligible Director will be entitled to receive under annual grants of options under the Company’s 1997 Directors Stock Option Plan (the “Directors Plan”) to 10,000 shares on April 30 of each year.

     The compensation reflected above does not reflect all compensation and other perquisites paid to the Company’s executive officers or directors. Such information for the fiscal year ended December 28, 2004, will be included under the caption “Executive Compensation” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

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

(2) Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

*2.1	Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp., Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey’s Sports Grille, Inc. and Certain Limited Partners of N. Collins Entertainment, Ltd., 505 Entertainment, Ltd., Midway Entertainment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

*3.1	Certificate of Incorporation of the Registrant.

*3.1.1	Amendment to the Certificate of Incorporation of the Registrant.

*3.2	By-laws of the Registrant.

*4.1	Specimen Certificate of the Registrant’s Common Stock.

*10.1	Form of 1997 Incentive and Nonqualified Stock Option Plan of the Registrant.

*10.2	Form of 1997 Directors’ Stock Option Plan of the Registrant.

*10.3	Form of Indemnification Agreement for officers and directors of the Registrant.

*10.4	Non-Competition, Confidentiality and Non-Solicitation Agreement between the Registrant and Dennis L. Thompson, dated February 20, 1997.

*10.5	Non-Competition, Confidentiality and Non-Solicitation Agreement between the Registrant and Thomas A. Hager, dated February 20, 1997.

*10.6	Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

*10.6.1	First Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.6.2	Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.7	Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

*10.7.1	Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

Exhibit
Number	Exhibit

**10.8	Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated September 1, 1998.

**10.8.1	First Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated October 30, 2001.

**10.8.2	Second Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated June 14, 2002.

***10.8.3	First Restated Loan Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated October 1, 2003.

**10.9	Agreement for Sale and Purchase of Assets between BMR Restaurants, LLC and Fox & Hound of Virginia, Inc., dated February 6, 2002.

**10.10	Subscription Agreement between Fox & Hound of Colorado, Inc. and Cool River Restaurant Denver, L.P., dated April 27, 2000.

**10.11	Subscription Agreement between Fox & Hound of Texas, Inc. and Cool River Restaurant Austin, L.P., dated April 27, 2000.

**10.12	Employment Agreement between the Registrant and Steven M. Johnson, dated June 12, 2002.

**10.13	Employment Agreement between the Registrant and Kenneth C. Syvarth, dated June 12, 2002.

**10.14	Employment Agreement between the Registrant and James K. Zielke, dated June 12, 2002.

**10.15	Employment Agreement between the Registrant and Gary M. Judd, dated June 12, 2002.

**10.16	Fox & Hound of Littleton, Inc. Stockholders Agreement by and among TENT Finance, Inc., Gary M. Judd and James K. Zielke dated as of June 12, 2002.

**10.17	Fox & Hound of Littleton, Inc. Form of Pledge and Security Agreement.

+10.18	Agreement for Sale and Purchase of Assets between BMR-Raleigh Restaurants, LLC and North Carolina Fox & Hound, Inc., dated November 22, 2004.

+10.19	Agreement for Accounting Service with Franchise Services Corporation, dated March 1, 2005.

***14	Code of Ethics

+21.1	Subsidiaries of Registrant.

+24.1	Powers of Attorney (included on the signature page of this Form 10-K).

+31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

+31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit
Number	Exhibit

+32.1	Certification by Steven M. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification by James K. Zielke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the fourth quarter of 2004:

During the fourth quarter of 2004, we filed five Form 8-Ks under Item 1.01, Entry into a Material Definitive Agreement, Item 8.01, Other Events, Item 2.02 Results of Operations, and Financial Condition, and Item 5.02 Departure of Directors and Principal Officers; Election of Directors; Appointment of Principal Officers, on the following dates: September 21, 2004, September 27, 2004, November 19, 2004 and November 22, 2004.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-23343).

**	Incorporated by reference to the Company’s Registration Statement on Form S-2, as amended (Commission File No. 333-90542).

***	Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 2003.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 25th day of March, 2005.

TOTAL ENTERTAINMENT RESTAURANT CORP.
(Registrant)

/s/ James K. Zielke

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

SIGNATURE	TITLE	DATE

/s/ Dennis L. Thompson Dennis L. Thompson	Chairman of the Board	March 25, 2005
/s/ Steven M. Johnson Steven M. Johnson	Chief Executive Officer and Director (principal executive officer)	March 25, 2005
/s/ Gary M. Judd Gary M. Judd	President and Director	March 25, 2005
/s/ James K. Zielke James K. Zielke	Chief Financial Officer, Treasurer, Secretary and Director (principal accounting officer)	March 25, 2005
/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 25, 2005
/s/ C. Wells Hall, III C. Wells Hall, III	Director	March 25, 2005
/s/ E. Gene Street E. Gene Street	Director	March 25, 2005
/s/ Nestor R. Weigand, Jr. Nestor R. Weigand, Jr.	Director	March 25, 2005
/s/ James T. Morton James T. Morton	Director	March 25, 2005

Total Entertainment Restaurant Corp.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Total Entertainment Restaurant Corp.:

We have audited the accompanying consolidated balance sheets of Total Entertainment Restaurant Corp. and subsidiaries as of December 28, 2004 and December 30, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2004, December 30, 2003 and December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Entertainment Restaurant Corp. and subsidiaries as of December 28, 2004 and December 30, 2003, and the results of their operations and their cash flows for the years ended December 28, 2004, December 30, 2003 and December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective December 26, 2001.

As discussed in note 2 to the consolidated financial statements, the consolidated financial statements for the years ended December 30, 2003 and December 31, 2002 have been restated.

(signed) KPMG LLP

Wichita, Kansas
March 25, 2005

Total Entertainment Restaurant Corp.

Consolidated Balance Sheets
(In Thousands, except share and per share information)

	December 28,	December 30,
	2004	2003
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$812	$813
Inventories	2,486	2,097
Prepaid income taxes	97	996
Prepaid insurance	1,705	77
Prepaid rent	1,088	833
Deferred income taxes	—	281
Other current assets	717	628

Total current assets	6,905	5,725

Property and equipment:
Land	600	600
Buildings	703	703
Leasehold improvements	59,807	48,216
Equipment	30,597	25,107
Furniture and fixtures	9,150	7,514
Property under capital leases	918	918

	101,775	83,058
Less accumulated depreciation and amortization	33,394	25,548

Net property and equipment	68,381	57,510

Other assets:
Goodwill	3,661	3,661
Liquor licenses, net of accumulated amortization of $255 ($148 at December 30, 2003)	1,256	672
Advances to developer	—	842
Other assets	364	311

Total other assets	5,281	5,486

Total assets	$80,567	$68,721

	December 28,	December 30,
	2004	2003
		(as restated)
Liabilities and stockholders’ equity
Current liabilities:
Current portion of obligations under capital leases	$8	$8
Accounts payable	2,906	3,474
Checks outstanding in excess of cash balance	3,247	2,036
Sales tax payable	1,257	1,187
Accrued payroll	1,626	1,674
Accrued payroll taxes	806	824
Deferred income taxes	798	—
Other accrued liabilities	2,493	2,391

Total current liabilities	13,141	11,594

Notes payable	3,680	3,635
Obligations under capital leases, net of current portion	889	897
Deferred taxes	1,830	735
Deferred revenue	—	21
Accrued rent	7,938	5,675

Stockholders’ equity:
Preferred stock, $.10 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,939,987 shares issued and outstanding (9,825,376 at December 30, 2003)	99	98
Additional paid-in capital	29,306	28,553
Retained earnings	23,684	17,513

Total stockholders’ equity	53,089	46,164

Commitments

Total liabilities and stockholders’ equity	$80,567	$68,721

See notes to consolidated financial statements

Total Entertainment Restaurant Corp.

Consolidated Statements of Income
(In Thousands, except per share information)

	Year ended	Year ended	Year ended
	December 28, 2004	December 30, 2003	December 31, 2002
		(as restated)	(as restated)
Sales:
Food and beverage	$139,741	$112,594	$93,853
Entertainment and other	9,423	9,114	8,611

Total net sales	149,164	121,708	102,464

Cost and expenses:
Cost of sales	40,619	32,006	26,815
Restaurant operating expenses	79,038	63,735	52,300
Depreciation and amortization	8,392	6,945	5,888
Preopening costs	1,986	1,822	1,654
Provision for asset impairment	2,523	2,009	—

Restaurant costs and expenses	132,558	106,517	86,657

Restaurant operating income	16,606	15,191	15,807

General and administrative expenses	7,520	6,293	5,181
(Gain) Loss on disposal of assets	(1)	57	31

Income from operations	9,087	8,841	10,595
Other income (expense):
Other income (expense)	4	1	(46)
Interest expense	(243)	(340)	(410)

Income from continuing operations before income taxes	8,848	8,502	10,139
Provision for income taxes	2,677	2,757	3,628

Income from continuing operations	6,171	5,745	6,511
Income from discontinued operations, net of tax	—	—	13

Net income	$6,171	$5,745	$6,524

Basic earnings per share:
Income from continuing operations	$0.62	$0.59	$0.70
Income from discontinued operations	—	—	—

Basic earnings per share	$0.62	$0.59	$0.70

Diluted earnings per share:
Income from continuing operations	$0.59	$0.56	$0.67
Income from discontinued operations	—	—	—

Diluted earnings per share	$0.59	$0.56	$0.67

See notes to consolidated financial statements.

Total Entertainment Restaurant Corp.

Consolidated Statements of Stockholders’ Equity
(In Thousands, except share information)

			Additional
	Common Stock		Paid-in	Retained
	Number	Amount	Capital	Earnings	Total
Balance at December 25, 2001 (as previously reported)	8,665,611	$87	$17,135	$6,927	$24,149
Restatement adjustment	—	—	—	(1,683)	(1,683)

Balance at December 25, 2001 (as restated)	8,665,611	87	17,135	5,244	22,466
Net income (as restated)	—	—	—	6,524	6,524
Stock options exercised	286,967	3	1,947	—	1,950
Tax benefit related to options exercises	—	—	316	—	316
Forfeiture of shares of common stock	(5,840)	—	—	—	—
Purchase and retirement of shares of common stock	(430,403)	(4)	(3,178)	—	(3,182)
Shares issued – secondary offering, net of issuance costs	1,350,000	13	12,834	—	12,847

Balance at December 31, 2002 (as restated)	9,866,335	99	29,054	11,768	40,921
Net income (as restated)	—	—	—	5,745	5,745
Stock options exercised	116,996	1	399	—	400
Tax benefit related to options exercises	—	—	364	—	364
Purchase and retirement of shares of common stock	(157,955)	(2)	(1,264)	—	(1,266)

Balance at December 30, 2003 (as restated)	9,825,376	98	28,553	17,513	46,164

Net income	—	—	—	6,171	6,171
Stock options exercised	114,611	1	458	—	459
Tax benefit related to options exercises	—	—	295	—	295

Balance at December 28, 2004	9,939,987	$99	$29,306	$23,684	$53,089

See notes to consolidated financial statements.

Total Entertainment Restaurant Corp.

Consolidated Statements of Cash Flows
(In Thousands)

	Year ended	Year ended	Year ended
	December 28,	December 30,	December 31,
	2004	2003	2002
		(as restated)	(as restated)
Operating activities
Net income	$6,171	$5,745	$6,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	2,523	2,009	—
(Gain) Loss on disposal of assets	(1)	57	31
Depreciation	8,367	6,956	5,901
Amortization	138	74	41
Deferred taxes	2,174	1,901	754
Net change in operating assets and liabilities:
Inventories	(389)	(493)	(373)
Prepaid income taxes	1,194	(632)	—
Prepaid insurance	(1,628)	(49)	41
Prepaid rent	(255)	(205)	(500)
Other current assets	(89)	(250)	12
Advances to developer	842	(272)	(570)
Other assets	(84)	(135)	128
Accounts payable	(306)	983	(385)
Checks in excess of cash balance	1,211	(91)	674
Accrued liabilities	106	676	1,128
Deferred revenue	(21)	(53)	(30)
Accrued rent	2,263	1,317	1,339
Lease obligation for closed store	—	(43)	(116)

Net cash provided by operating activities	22,216	17,495	14,599

Investing activities
Purchases of property and equipment	(22,023)	(17,614)	(18,574)
Purchases of liquor licenses	(691)	(437)	(69)
Proceeds from disposal of assets	1	31	15

Net cash used in investing activities	(22,713)	(18,020)	(18,628)

Financing activities
Proceeds from revolving note payable to bank	40,630	31,235	29,390
Payments of revolving note payable to bank	(40,585)	(30,140)	(37,200)
Proceeds from exercise of stock options	459	400	1,950
Proceeds from sale of stock	—	—	14,175
Payments under capital lease obligations	(8)	(7)	(7)
Issuance costs on sale of stock	—	—	(1,327)
Purchase of common stock	—	(1,266)	(3,182)

Net cash provided by financing activities	496	222	3,799

Net decrease in cash and cash equivalents	(1)	(303)	(230)
Cash and cash equivalents at beginning of year	813	1,116	1,346

Cash and cash equivalents at end of year	$812	$813	$1,116

Supplemental disclosure of cash flow information
Cash paid for interest	$249	$288	$375
Cash paid for income taxes	(676)	2,449	3,763

Supplemental disclosure of non cash activity
Net change in property and equipment in accounts payable at year end	$(262)	$575	$238
Additions to property and equipment under capital lease obligations	—	—	918
Tax benefit related to stock options exercised	295	364	316

See notes to consolidated financial statements.

Total Entertainment Restaurant Corp.

Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

1. Background and Significant Accounting Policies

•	Background

Total Entertainment Restaurant Corp. (the Company) owns and operates a chain of restaurant locations under the Fox and Hound English Pub & Grille, Fox and Hound Pub & Grille, and Fox and Hound Smokehouse & Tavern (Fox & Hound), Bailey’s Sports Grille, Bailey’s Pub & Grille, and Bailey’s Smokehouse & Tavern (Bailey’s) brand names. As of December 28, 2004, the Company owned and operated 57 Fox & Hounds and 18 Bailey’s in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. The Company operates in one business segment.

The company has a 52/53 week fiscal year ending on the last Tuesday in December. Fiscal years 2004 and 2003 each consisted of 52 weeks. Fiscal year 2002 consisted of 53 weeks.

•	Principles of Consolidation

The accompanying financial statements include the accounts of Total Entertainment Restaurant Corp. and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

•	Cash and Cash Equivalents

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

•	Concentration of Credit Risk

The Company’s financial instruments exposed to credit risk consist primarily of cash. The Company places its cash with high credit financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit.

•	Inventories

Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

•	Pre-opening Costs

Costs related to pre-opening activities are expensed as incurred.

•	Property and Equipment

Property and equipment are stated at cost. Maintenance repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

Buildings are depreciated using the straight-line method over the estimated useful life of the asset, which is 30 years. Leasehold improvements are amortized on the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the assets, which is 15 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to seven years.

Costs of straight-line rent obligations and interest during the construction period are capitalized as leasehold improvements and amortized on the straight-line method over a period of 15 years.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

1. Background and Significant Accounting Policies (continued)

•	Liquor Licenses

The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized. Such licenses are amortized using the straight-line method over ten years. Annual liquor license renewal fees are expensed.

•	Goodwill

Effective December 26, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill is no longer amortized, but instead tested for impairment annually, or more frequently if circumstances indicate potential impairment through a comparison of fair value to its carrying value. No goodwill impairment charges have been recorded through December 28, 2004.

•	Impairment of Long-Lived Assets

The Company reviews all units for impairment on a semi-annual basis at the end of the second and fourth fiscal quarters of each year, or at other times during the year when events have occurred that may be indicators of potential impairment. New units are generally not included in this review until they have been open 18 months as the initial six months of operations reflect inefficiencies associated with start-up operations. The impairment review is performed by comparing the carrying value of the related assets to the projected undiscounted net cash flows of each unit. A unit is deemed to be impaired if the carrying value of the related assets is more than the expected undiscounted cash flows for the unit. The amount of the impairment loss is calculated as the difference between the carrying value of the assets and the fair value of the assets. Store assets typically consist of leasehold improvements, equipment, and furniture and fixtures. The impairment charge of $2,009 recorded in the fourth quarter of 2003 was related to two units having a current-period operating cash flow loss combined with a history of deteriorating cash flows. The impairment charge of $2,523 in the second quarter of 2004 was related to two units which had been open less than 18 months at December 30, 2003. These units had either a current period operating cash flow loss or nominal cash flow. Projected cash flows for these units did not demonstrate any improvement in future operating results. In both cases, the carrying value of the assets exceeded management’s expectations of future undiscounted cash flows.

•	Income Taxes

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

•	Deferred Revenue

During 1999, the Company received an upfront payment of $150 from its soft drink provider. The Company recognized the upfront payment evenly over the five-year life of the soft drink contract.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

1. Background and Significant Accounting Policies (continued)

•	Revenue Recognition

Revenues from restaurant sales are recognized at the point food and beverages are delivered to the customer. Entertainment and other revenues principally include billiard table fees. The revenues from these fees are recognized when the tables are used by the customer. The sales of gift cards are recorded as unearned revenue until the gift cards are redeemed for food and beverages at which point revenue is recognized.

•	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 28, 2004, December 30, 2003, and December 31, 2002 was $1,523, $1,181, and $1,203, respectively.

•	Accounting for Stock-Based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to the terms established at the grant date.

 SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price is equal to or is above the market price on the date of grant for options issued by the Company, no compensation expense is generally recognized for stock options initially issued to employees. Proceeds from the exercise of common stock options issued to directors and employees under the Company’s stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.

On December 31, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, as amended by SFAS No. 148, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value of that Statement. The fair value method for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 2.9% to 5.3%; no dividend yields; volatility factor ranging from 0.281 to 0.853; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

1. Background and Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information is as follows:

	December 28,	December 30,	December 31,
	2004	2003	2002
		(as restated)	(as restated)
Net income, as reported	$6,171	$5,745	$6,524
Pro forma stock-based employee
Compensation cost, net of tax	710	643	389

Pro forma net income	$5,461	$5,102	$6,135

Earnings per share:
Basic, as reported	$0.62	$0.59	$0.70
Basic, pro forma	$0.55	$0.52	$0.66
Diluted, as reported	$0.59	$0.56	$0.67
Diluted, pro forma	$0.53	$0.50	$0.63
Weighted average fair value of options granted during the year	$5.12	$5.52	$6.12

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, effective third quarter 2005 for the Company, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations.

The Company expects to adopt Statement 123(R) during the third quarter 2005 using the modified-retrospective method restating prior periods. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the table above.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and increase net financing cash flow.

•	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

•	Earnings per Share

Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

2. Restatement of Financial Statements

Following a review of lease accounting and leasehold amortization polices, we determined that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated all of our historical consolidated financial statements. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing on the initial date of the lease agreement. We also used only the initial non-cancelable lease term in the determination of capital leases. We amortized our leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets, if shorter). Additionally, tenant allowances received from the lessor were recorded as a reduction of the related leasehold improvements. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the initial lease term is in excess of fifteen years). The expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the initial lease term is in excess of fifteen years), is also being utilized in the determination of capital leases. Additionally, the estimated useful life of leasehold improvements for amortization purposes was reduced from twenty years to fifteen years, or the remaining life of the lease, whichever is less. The lease term commences on the date when we have full access to the property. Lease expenses from the date we have full access to the property to the completion of construction are capitalized as leasehold improvements. Tenant allowances are being recorded as accrued rent when received and included as a reduction in the straight-line rent calculation described above. We also had one lease reclassified from operating to capital as a result of these adjustments.

The cumulative effect of the Restatement through fiscal 2003 as well as the impact of these adjustments on the consolidated income statements for 2003 and 2002 is shown in the tables below. The Restatement decreased reported diluted net earnings per share by $0.08 and $0.06 in fiscal years 2003 and 2002, respectively. The Restatement did not have any impact on our previously reported cash balances, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

Balance Sheet Net Adjustments Related to Restatement
(in thousands)

	December 30, 2003
	As		As
	Reported	Adjustments	Restated

Leasehold improvements	$45,092	$3,124	$48,216
Property under capital leases	—	918	918
Total property and equipment	79,016	4,042	83,058
Accumulated depreciation and amortization	22,615	2,933	25,548
Net property and equipment	56,401	1,109	57,510
Total assets	67,612	1,109	68,721
Current portion of obligation under capital leases	—	8	8
Total current liabilities	11,586	8	11,594
Obligations under capital leases, net of current portion	—	897	897
Deferred taxes	2,503	(1,768)	735
Accrued rent	547	5,128	5,675
Retained earnings	20,669	(3,156)	17,513
Total stockholders’ equity	49,320	(3,156)	46,164
Total liabilities and stockholders’ equity	67,612	1,109	68,721

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

2. Restatement of Financial Statements (continued)

Net Income Adjustments Related to Restatement
(in thousands, except per share data)

	Year ended			Year ended
	December 30, 2003			December 31, 2002
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Restaurant operating expenses	$63,490	$245	$63,735	$52,067	$233	$52,300
Depreciation and amortization	6,037	908	6,945	5,177	711	5,888
Asset impairment	2,008	1	2,009	—	—	—
Restaurant costs and expenses	105,363	1,154	106,517	85,713	944	86,657
Restaurant operating income	16,345	(1,154)	15,191	16,751	(944)	15,807
Income from operations	9,995	(1,154)	8,841	11,539	(944)	10,595
Interest expense	266	74	340	342	68	410
Income before income taxes	9,730	(1,228)	8,502	11,151	(1,012)	10,139
Income taxes	3,192	(435)	2,757	3,961	(333)	3,628
Income from continuing operations	6,538	(793)	5,745	7,190	(679)	6,511
Net income	6,538	(793)	5,745	7,203	(679)	6,524
Basic net earnings per share	0.67	(0.08)	0.59	0.77	(0.07)	0.70
Diluted net earnings per share	0.64	(0.08)	0.56	0.73	(0.06)	0.67

Cash Flow Adjustments Related to Restatement
(in thousands, except per share data)

	Year ended			Year ended
	December 30, 2003			December 31, 2002
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net cash provided by operating activities	$16,195	$1,300	$17,495	$13,852	$747	$14,599
Net cash used in investing activities	(16,727)	(1,293)	(18,020)	(17,888)	(740)	(18,628)
Net cash provided by financing activities	229	(7)	222	3,806	(7)	3,799

3. Advances to Developer

Advances to developer represent monies advanced to the developer of two build-to-suit locations at December 31, 2002. Additional monies were advanced to the same developer on two additional locations during 2003 totaling $547. Also during 2003, the developer repaid the advance on one location in the amount of $275. The advances to developer totaled $842 at December 30, 2003. The advances on the remaining three locations were repaid by the developer in 2004.

4. Preferred Stock

The Company’s Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and the number of shares constituting any series or the designation of such series.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

5. Note Payable

On September 1, 1998 the Company entered into a line of credit agreement with Intrust Bank, N.A. (the line of credit) which provides for a line of credit of $20,000 subject to certain limitations based on earnings before interest, income taxes, depreciation and amortization of the past 52 weeks. On October 1, 2003, this line of credit was amended to extend the original term of the agreement by two years. All other terms of the agreement remained unchanged.

The line of credit is secured by substantially all assets of the Company. The line of credit restricts the ability of the Company to pay dividends. The line of credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at a rate of 0.5% below the prime rate as published in The Wall Street Journal (4.5% and 3.5% at December 28, 2004 and December 30, 2003, respectively). Proceeds from the line of credit were used for restaurant development and acquisition of treasury stock. As of December 28, 2004 and December 30, 2003, the Company had borrowed $3,680 and $3,635, respectively, under the line of credit. The Company had additional borrowings available at December 28, 2004 under the line of credit of $16,320.

The following represents future maturities of the note:

2005	$—
2006	140
2007	865
2008	905
2009	947
Thereafter	823

Total	$3,680

6. Stock Options

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company’s stock option plans are as follows:

•	1997 Incentive and Nonqualified Stock Option Plan

In March 1997, the Board of Directors adopted a stock option plan providing for incentive and nonqualified stock options pursuant to which up to 1,500,000 shares of common stock will be available for issuance. The Plan was amended in May 1999 to increase the number of authorized shares reserved for issuance to 1,600,000 shares from 1,500,000 shares. It was amended again in 2004 to increase the number of authorized shares reserved for issuance to 2,000,000 shares. The Plan covers the former Chairman of the Board, certain officers and key employees. Options granted have a vesting period of three to five years and a life of ten years.

•	Directors’ Stock Option Plan

In March 1997, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 150,000 shares of common stock will be available for issuance. The Plan was amended in May 2002 to increase the number of authorized shares reserved for issuance to 400,000 shares from 150,000 shares. Options issued under this plan have a vesting period of three years and a life of five years.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

6. Stock Options (continued)

A summary of the Company’s stock option activity and related information for the years ended December 28, 2004, December 30, 2003, and December 31, 2002 follows:

	December 28, 2004		December 30, 2003		December 31, 2002
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Price	Options	Price	Options	Price	Options

Outstanding beginning of year	$6.29	1,183,640	$5.42	1,032,741	$5.10	1,143,345
Granted	11.39	457,070	8.16	295,098	8.07	284,137
Exercised	(4.00)	(114,611)	(3.42)	(116,996)	(6.79)	(286,967)
Canceled	(9.11)	(116,659)	(5.63)	(27,203)	(5.37)	(107,774)

Outstanding end of year	$7.90	1,409,440	$6.29	1,183,640	$5.42	1,032,741

As of December 28, 2004, the Company’s outstanding options have a weighted average remaining contract life of 6.47 years and exercise prices ranging from $1.69 to $14.11. There were 711,377 options exercisable at December 28, 2004 and 588,948 options exercisable at December 30, 2003.

For options outstanding as of December 28, 2004, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:

Options Outstanding
	Number	Weighted-	Weighted-
	Outstanding at	Average	Average
Range of	December 28,	Exercise	Remaining
Prices	2004	Price	Contract Life

$1.69 to $3.75	389,359	$3.12	5.34 years
$3.97 to $9.00	524,624	8.26	5.17 years
$9.10 to $12.08	359,387	10.46	9.21 years
$12.42 to $14.11	136,070	13.43	7.51 years

Total	1,409,440	$7.90	6.47 years

The number of shares and weighted-average exercise price of options exercisable at December 28, 2004 are as follows:

Options Exercisable
	Number	Weighted-
	Exercisable at	Average
Range of	December 28,	Exercise
Prices	2004	Price

$1.69 to $3.75	375,609	$3.15
$3.97 to $9.00	295,259	8.51
$9.10 to $12.08	40,509	11.21
$12.42 to $14.11	—	—

Total	711,377	$5.83

7. Leases

The Company leases many of its facilities under noncancelable operating leases having terms expiring between 2005 and 2024. The leases have renewal clauses of 3 to 5 years, exercisable at the option of the Company. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined by the lease. The difference between the actual lease payments and the amount of rent expense recorded on a straight-line basis is recorded as accrued rent over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

7. Leases (continued)

initial lease term is in excess of fifteen years). The lease term commences on the date when we have full access to the property. Tenant allowances are being recorded as accrued rent when received and included as a reduction in the straight-line rent calculation described above.

Total rental expense for the years ended December 28, 2004, December 30, 2003, and December 31, 2002 was $9,307, $7,483, and $6,029, respectively. Contingent rentals for the years ended December 28, 2004, December 30, 2003, and December 31, 2002 were $29, $9, and $86, respectively.

The following presents the future minimum lease payments under noncancelable leases with initial terms in excess of one year for each of the next five years and thereafter as of December 28, 2004:

	Capital	Operating

2005	121	$9,546
2006	132	9,136
2007	133	8,510
2008	133	7,745
2009	133	5,615
Thereafter	1,952	30,008

Total minimum lease payments	2,604	$70,560

Less: amount representing interest	1,707

Present value of minimum lease payments	897
Less: current portion	8

Capital lease obligations, excluding current portion	889

The balance of property under capital lease was $740 and $801 December 28, 2004 and December 30, 2003, respectively, net of accumulated amortization of $178 and $117 at December 28, 2004 and December 30, 2003, respectively. Amortization is calculated on a straight-line basis over shorter of the estimated useful life of the assets or respective lease term.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2004	2003	2002
		(as restated)	(as restated)
Numerator
Income from continuing operations	$6,171	$5,745	$6,511
Income from discontinued operations	—	—	13

Net income	$6,171	$5,745	$6,524

Denominator
Denominator for basic earnings per share – weighted-average shares	9,898	9,792	9,344
Effect of dilutive securities:
Employee stock options	502	436	457

Dilutive potential common shares
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	10,400	10,228	9,801

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

8. Earnings Per Share (continued)

Basic earnings per share:
Income from continuing operations	$0.62	$0.59	$0.70
Loss on discontinued operations	—	—	—

Basic earnings per share	$0.62	$0.59	$0.70

Diluted earnings per share:
Income from continuing operations	$0.59	$0.56	$0.67
Loss on discontinued operations	—	—	—

Diluted earnings per share	$0.59	$0.56	$0.67

Employee stock options of 174,617; 61,046; and 37,554 for the years ended December 28, 2004, December 30, 2003, and December 31, 2002, respectively, are not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such options could potentially dilute basic earnings per share in the future.

9. Income Taxes

The Company’s provision for income taxes consists of the following:

	December 28,	December 30,	December 31,
	2004	2003	2002
		(as restated)	(as restated)
Income tax expense allocated to discontinued operations	$—	$—	$8
Income tax expense allocated to continuing operations	2,677	2,757	3,628

Total income tax expense	$2,677	$2,757	$3,636

	December 28,	December 30,	December 31,
	2004	2003	2002
		(as restated)	(as restated)
Current:
Federal	$306	$425	$2,225
State	197	431	651

Total Current	503	856	2,876
Deferred:
Federal	1,949	1,865	692
State	225	36	68

Total Deferred	2,174	1,901	760

Total income tax expense	$2,677	$2,757	$3,636

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

9. Income Taxes (continued)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 28, 2004 and December 30, 2003 are as follows:

	December 28,	December 30,
	2004	2003
		(as restated)
Deferred tax assets:
Preopening and organization costs	$399	$595
Capital lease obligation	305	308
Accrued rent	2,439	1,744
FICA credit carryover	297	—
AMT credit carryover	140	—
Accrued liabilities	157	503
Vacation	85	75
Other	123	106

Total deferred tax assets	3,945	3,331

Deferred tax liabilities:
Property and equipment	5,394	3,485
Goodwill	373	300
Prepaid expenses	806	—

Total deferred tax liabilities	6,573	3,785

Net deferred tax (liability) asset	$(2,628)	$(454)

A reconciliation between the reported provision for income taxes and tax determined by applying the applicable U.S. Federal Statutory income tax rate to income before taxes follows:

	December 28,		December 30,		December 31,
	2004		2003		2002
			(as restated)		(as restated)
	Amount	Rate	Amount	Rate	Amount	Rate

Income tax expense at federal statutory rate	$3,008	34.0%	$2,891	34.0%	$3,447	34.0%
State income taxes, net of federal benefit	245	2.8	289	3.4	456	4.5
Tax credits (1)	(615)	(7.0)	(458)	(5.4)	(368)	(3.6)
Other items, net	39	0.5	35	0.4	101	0.9

Actual income tax expense	$2,677	30.3%	$2,757	32.4%	$3,636	35.8%

(1)	The tax credits represent the credit for FICA taxes paid on tips in excess of minimum wage

10. Fair Values of Financial Instruments

The carrying amount reported in the balance sheet for all financial instruments, including cash and cash equivalents, certain payables, and debt instruments, approximates its fair value.

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

11. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2004 and 2003:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
	(as restated)	(as restated)	(as restated)
2004
Net sales	$33,847	$31,141	$31,461	$52,715
Restaurant operating income (b)	5,581	567	1,757	8,701
Net income (loss) (a) (b)	2,641	(855)	110	4,275
Basic earnings per share (b)	0.27	(0.09)	0.01	0.43
Diluted earnings per share (b)	0.25	(0.09)	0.01	0.42

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
	(as restated)	(as restated)	(as restated)	(as restated)
2003
Net sales	$27,041	$25,249	$25,268	$44,150
Restaurant operating income (d)	4,679	3,144	2,002	5,366
Net income (c) (d)	2,210	1,105	311	2,119
Basic earnings per share (d)	0.22	0.12	0.03	0.22
Diluted earnings per share (d)	0.21	0.11	0.03	0.21

(a) The second quarter of fiscal 2004 includes a charge to earnings of $2,523 ($1,766 net of income tax) related to the provision for asset impairment in the quarter.

     (b) As described in Note 2, we have restated our consolidated statement of net income related to the calculation of straight-line rent expense and the related deferred rent liability and depreciation expense. The effect of the Restatement on reported restaurant operating income was $(242), $(403), and $(292) for the quarters ended March 23, 2004, June 15, 2004, and September 7, 2004, respectively. The effect of the Restatement on reported net income was $(33), $(339), and $(212) for the quarters ended March 23, 2004, June 15, 2004, and September 7, 2004, respectively. The effect of the Restatement on reported basic earnings per share and diluted earnings per share was $(0.00), $(0.03), and $(0.02) for the quarters ended March 23, 2004, June 15, 2004, and September 7, 2004, respectively.

(c) The fourth quarter of fiscal 2003 includes a charge to earnings of $2,009 ($1,358 net of income tax) related to the provision for asset impairment in the quarter.

     (d) As described in Note 2, we have restated our consolidated statement of net income related to the calculation of straight-line rent expense and the related deferred rent liability and depreciation expense. The effect of the Restatement on reported restaurant operating income was $(256), $(260), $(252), and $(386) for the quarters ended March 25, 2003, June 17, 2003, September 9, 2003, and December 30, 2003, respectively. The effect of the Restatement on reported net income was $(58), $(130), $(169), and $(436) for the quarters ended March 25, 2003, June 17, 2003, September 9, 2003, and December 30, 2003, respectively. The effect of the Restatement on reported basic earnings per share and diluted earnings per share was $(0.01), $(0.01), $(0,02), and $(0.04) for the quarters ended March 25, 2003, June 17, 2003, September 9, 2003, and December 30, 2003, respectively.

12. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial

Total Entertainment Restaurant Corp.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

12. Commitments and Contingencies (continued)

condition or results of operations. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

Commitments

On March 1, 2005 the Company renewed its services agreement with Franchise Services Company for certain accounting and administrative services for a term of one year. The Company pays a per restaurant per 28-day fixed fee. At December 28, 2004, the company paid approximately $65 per 28-day period.

13. Related Party Transactions

The Company leases two of its restaurants, the College Station and Dallas #2 locations, from limited partnerships controlled by the former Co-Chairman of the Company’s board of directors. The total rental expense paid to the limited partnerships for both restaurants for the years ended December 28, 2004, December 30, 2003, and December 31, 2002 was $300, $277, and $281, respectively.

In February 2002, the Company purchased the assets of a seafood restaurant in Richmond, Virginia, from BMR Restaurants, LLC (“BMR”), which has been converted to a Bailey’s restaurant. The Company’s Chairman of the board of directors is the manager of BMR. The Chairman and his wife collectively own 82.6% of BMR, which had owned the restaurant assets for more than two years. The Company paid a total of $300 for these assets, which included a real estate lease, leasehold improvements, furniture and equipment. The transaction was unanimously approved by the disinterested members of the board of directors.

In December 2004, the Company purchased the assets of a restaurant in Cary, North Carolina, from BMR-Raleigh Restaurants, LLC (“BMRR”), which has been converted to a Fox & Hound Pub & Grille. The Company’s Chairman of the board of directors is the manager of BMRR. The Chairman and his wife collectively own 46.6% of BMRR, which had owned the restaurant assets for more than two years. The Company paid a total of $568 for these assets, which included a real estate lease, leasehold improvements, furniture and equipment. The transaction was unanimously approved by the disinterested members of the board of directors

In April 2000 and February 2001, the Company invested an aggregate of $200 for limited partnership interests in limited partnerships formed to develop and operate Cool River Restaurants. Two members of the Company’s board of directors and a former Co-Chairman are the majority owners of the managing general partner of these partnerships. In June 2002, the Company was refunded $100 of its original investment in exchange for rights to one of the related limited partnership interests.

14. Benefit plans

The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “the Plan”). Under the Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation. Effective for 2003, officers and highly compensated employees do not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 6% of employee compensation contributed, resulting in a maximum Company contribution of 3% of employee compensation. The Company’s expense under the Plan was $64, $72, and $77 for 2004, 2003 and 2002, respectively.