Form 10-K/A
period 2004-12-28
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2005-04-25
CIK 1035374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 000-22753

TOTAL ENTERTAINMENT RESTAURANT CORP.

(Exact name of Registrant as specified in its charter)

Delaware	52-2016614

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1551 N. Waterfront Parkway, Suite 310
Wichita, KS 67206
(Address of principal executive offices) (Zip code)

(316) 634-0505
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Total Entertainment Restaurant Corp. (the “Company”) for the fiscal year ended December 28, 2004, initially filed on March 28, 2005 (the “Report”), is being filed to include Management’s Report on Internal Control Over Financial Reporting required by Item 308(a) of Regulation S-K and the related Report of Independent Registered Accounting Firm required by Item 308(b) of Regulation S-K. As permitted by SEC Release No. 34-50754, the initial filing of the Company’s Form 10-K did not include these items.

This Amendment No. 1 is specifically intended to make only the following changes to the Report: 1) to modify Part II Item 9A to include the information required by Items 308(a) and 308(b) of Regulation S-K; 2) to update the requisite Section 302 and Section 906 certifications and the signature page to reflect the filing date of this Amendment; and 3) to modify the list of exhibits to refer to the updated certifications and auditor’s consent. All other information presented in the Report is unaffected by this Amendment.

While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. The information in this Amendment No. 1 is as of the original date of filing of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date.

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

Locations

     The following table sets forth as of March 25, 2005, the location, opening month and approximate square footage of each of our existing restaurant locations:

			Approximate
Location	Brand Name	Month Opened	Square Footage
Indianapolis #2, IN	Fox and Hound	March 2005	9,400
Cary, NC	Fox and Hound	February 2005	8,100
Raleigh, NC	Fox and Hound	November 2004	7,400
Arlington #2, VA	Bailey’s	October 2004	7,400
Chicago #4, IL	Fox and Hound	September 2004	8,800
Chattanooga, TN	Fox and Hound	July 2004	9,000
Tulsa, OK	Fox and Hound	July 2004	9,400
Edison, NJ	Fox and Hound	July 2004	9,800
Omaha #2, NE	Fox and Hound	June 2004	9,500
Troy, MI	Bailey’s	May 2004	9,700
Charlotte #4, NC	Fox and Hound	May 2004	7,500
Wichita, KS	Fox and Hound	March 2004	9,600
Phoenix #2, AZ	Fox and Hound	January 2004	8,800
Richmond #2, VA	Bailey’s	December 2003	9,900
Philadelphia #2, PA	Fox and Hound	October 2003	10,800
Albuquerque, NM	Fox and Hound	October 2003	9,800
Oklahoma City, OK	Fox and Hound	September 2003	9,800
Houston #3, TX	Fox and Hound	July 2003	8,600
Arlington, VA	Bailey’s	July 2003	15,500
Philadelphia #1, PA	Fox and Hound	June 2003	7,400
Denver #4, CO	Fox and Hound	April 2003	11,600
Chicago #3, IL	Fox and Hound	March 2003	9,600
Houston #2, TX	Fox and Hound	January 2003	12,000
Kansas City #2, KS	Fox and Hound	November 2002	9,100
Tucson, AZ	Fox and Hound	November 2002	11,600
Chicago #2, IL	Fox and Hound	September 2002	12,600
Austin, TX	Fox and Hound	July 2002	11,600
Denver #3, CO	Fox and Hound	July 2002	12,600
Dallas #5, TX	Fox and Hound	June 2002	15,800
Richmond, VA	Bailey’s	May 2002	8,500
Denver #2, CO	Fox and Hound	April 2002	10,300
Charlotte #3, NC	Fox and Hound	March 2002	7,200
Ft. Worth #2, TX	Fox and Hound	February 2002	14,000
Phoenix, AZ	Fox and Hound	February 2002	11,600
Denver #1, CO	Fox and Hound	January 2002	10,500
Dallas #4, TX	Fox and Hound	December 2001	13,360
Atlanta #2, GA	Bailey’s	November 2001	10,500
Charlotte #2, NC	Fox and Hound	August 2001	15,300
Nashville #3, TN	Bailey’s	May 2001	11,400
Ft. Worth #1, TX	Fox and Hound	April 2001	9,900
Dallas #3, TX	Fox and Hound	December 2000	7,600

			Approximate
Location	Brand Name	Month Opened	Square Footage
Detroit #2, MI	Bailey’s	December 2000	10,450
Cleveland #2, OH	Fox and Hound	October 2000	13,500
Baton Rouge, LA	Fox and Hound	March 1999	11,500
Houston, TX	Fox and Hound	February 1999	9,100
Indianapolis, IN	Fox and Hound	February 1999	8,400
Winston-Salem, NC	Fox and Hound	January 1999	9,400
Pittsburgh, PA	Fox and Hound	January 1999	10,500
New Orleans, LA	Fox and Hound	December 1998	9,200
Chapel Hill, NC	Bailey’s	December 1998	9,000
Canton, OH	Fox and Hound	November 1998	9,700
Kansas City, KS	Fox and Hound	November 1998	9,100
Memphis #2, TN	Fox and Hound	November 1998	7,600
Detroit #1, MI	Bailey’s	November 1998	9,100
Dayton, OH	Fox and Hound	October 1998	8,700
Lubbock, TX	Fox and Hound	October 1998	10,600
Atlanta #1, GA	Bailey’s	October 1998	8,500
Erie, PA	Fox and Hound	August 1998	10,400
San Antonio, TX	Fox and Hound	August 1998	8,400
Springfield, MO	Fox and Hound	August 1998	9,100
Evansville, IN	Fox and Hound	July 1998	8,600
Cleveland #1, OH	Fox and Hound	May 1998	8,500
Montgomery, AL	Fox and Hound	January 1998	7,700
Chicago, IL	Fox and Hound	December 1997	10,100
Omaha, NE	Fox and Hound	December 1997	9,000
Nashville #2, TN	Bailey’s	October 1997	7,500
Memphis #1, TN	Fox and Hound	September 1997	8,400
Columbia, SC	Bailey’s	October 1996	10,000
Johnson City, TN	Bailey’s	May 1996	8,250
Knoxville, TN	Bailey’s	December 1995	9,400
Dallas #2, TX	Fox and Hound	November 1995	9,600
Nashville #1, TN	Bailey’s	April 1995	9,400
Greenville, SC	Bailey’s	September 1994	7,000
College Station, TX	Fox and Hound	September 1994	7,700
Dallas #1, TX	Fox and Hound	August 1994	6,500
Little Rock, AR	Fox and Hound	February 1994	8,400
Charlotte #1, NC	Bailey’s	October 1990	7,600

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

If We Are Unable To Open New Restaurants In A Timely And Profitable Manner, Our Business Could Be Materially Adversely Affected.

     To continue to expand our business, we must open new restaurants on a timely and profitable basis. We have experienced occasional delays in opening restaurants and may experience delays in the future. Delays in opening, or failures to open, new restaurants could materially adversely affect our business, financial condition, operating results and cash flows. Our ability to expand successfully may depend on a number of factors, some of which are beyond our control, including:

•	Identification and availability of suitable restaurant sites;

•	Competition for restaurant sites;

•	Negotiation of favorable leases;

•	Timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

•	Management of construction and development costs of new restaurants;

•	Securing of required governmental approvals and permits;

•	Availability, staffing, training and retention of qualified management and hourly personnel, particularly district, general and assistant managers;

•	Competition in new markets; and

•	General economic conditions.

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

     Preopening costs include labor costs, costs of hiring and training personnel, and certain other costs relating to opening new restaurants.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     Our Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 3.76% for the year ended December 28, 2004. The following table presents the quantitative interest rate risks at December 28, 2004:

	Principal Amount by Expected Maturity
	(In thousands)							Fair
						There-		Value
(dollars in thousands)	2005	2006	2007	2008	2009	after	Total	12/28/04
Variable rate debt	$—	$140	$865	$905	$947	$823	$3,680	$3,680
Average Interest Rate— 1/2% below prime	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

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

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the fair presentation of the Company’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     In performing this assessment, management reviewed the Company’s policies and procedures for lease accounting. As a result of this review, management concluded that the Company’s controls over the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting were ineffective as of December 28, 2004. As a result, the Company inappropriately applied generally accepted accounting principles in the United States to leasing transactions, resulting in the understatement of restaurant operating expenses and depreciation and amortization expenses in prior periods. On January 25, 2005, the Company announced that it would restate certain of its previously issued financial statements to reflect the correction of these errors. Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and concluded that the deficiency in the Company’s selection, monitoring, and review of factors and assumptions affecting lease and depreciation accounting represented a material weakness in internal control over financial reporting as of December 28, 2004.

     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of the aforementioned material weakness related to the Company’s lease and depreciation accounting, management has concluded that, as of December 28, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

     The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which follows this report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Total Entertainment Restaurant Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A) that Total Entertainment Restaurant Corp.’s (the Company) internal control over financial reporting was not effective as of December 28, 2004, because of the material weakness in internal controls over the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Total Entertainment Restaurant Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 28, 2004: The Company’s controls over the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting were ineffective as of December 28, 2004. As a result, the Company inappropriately applied generally accepted accounting principles in the United States to leasing transactions, resulting in the understatement of restaurant operating expenses and depreciation and amortization expenses in prior periods. The Company restated certain of its previously issued financial statements to reflect the correction of these errors in lease accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Total Entertainment Restaurant Corp. and subsidiaries as of December 28, 2004 and December 30, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2004, December 30, 2003 and December 31, 2002. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Total Entertainment Restaurant Corp. did not maintain effective internal control over financial reporting as of December 28, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Total Entertainment Restaurant Corp. has not maintained effective internal control over financial reporting as of December 28, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

Wichita, Kansas
April 20, 2005

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

Item 15.Exhibits, Financial Statement Schedules, and and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

     (1) Financial Statements.

     See Index to Financial Statements which appears on

     page F-1 herein.

     (2) Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
*2.1	Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp., Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey’s Sports Grille, Inc. and Certain Limited Partners of N. Collins Enter- tainment, Ltd., 505 Entertainment, Ltd., Midway Entertain- ment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

*3.1	Certificate of Incorporation of the Registrant.

*3.1.1	Amendment to the Certificate of Incorporation of the Registrant.

*3.2	By-laws of the Registrant.

*4.1	Specimen Certificate of the Registrant’s Common Stock.

*10.1	Form of 1997 Incentive and Nonqualified Stock Option Plan of the Registrant.

*10.2	Form of 1997 Directors’ Stock Option Plan of the Registrant.

*10.3	Form of Indemnification Agreement for officers and directors of the Registrant.

*10.4	Non-Competition, Confidentiality and Non-Solicitation Agree- ment between the Registrant and Dennis L. Thompson, dated February 20, 1997.

*10.5	Non-Competition, Confidentiality and Non-Solicitation Agree- ment between the Registrant and Thomas A. Hager, dated February 20, 1997.

*10.6	Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

*10.6.1	First Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.6.2	Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.7	Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

*10.7.1	Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

Exhibit
Number	Exhibit
**10.8	Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated September 1, 1998.

**10.8.1	First Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated October 30, 2001.

**10.8.2	Second Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated June 14, 2002.

***10.8.3	First Restated Loan Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated October 1, 2003.

**10.9	Agreement for Sale and Purchase of Assets between BMR Restaurants, LLC and Fox & Hound of Virginia, Inc., dated February 6, 2002.

**10.10	Subscription Agreement between Fox & Hound of Colorado, Inc. and Cool River Restaurant Denver, L.P., dated April 27, 2000.

**10.11	Subscription Agreement between Fox & Hound of Texas, Inc. and Cool River Restaurant Austin, L.P., dated April 27, 2000.

**10.12	Employment Agreement between the Registrant and Steven M. Johnson, dated June 12, 2002.

**10.13	Employment Agreement between the Registrant and Kenneth C. Syvarth, dated June 12, 2002.

**10.14	Employment Agreement between the Registrant and James K. Zielke, dated June 12, 2002.

**10.15	Employment Agreement between the Registrant and Gary M. Judd, dated June 12, 2002.

**10.16	Fox & Hound of Littleton, Inc. Stockholders Agreement by and among TENT Finance, Inc., Gary M. Judd and James K. Zielke dated as of June 12, 2002.

**10.17	Fox & Hound of Littleton, Inc. Form of Pledge and Security Agreement.

+10.18	Agreement for Sale and Purchase of Assets between BMR-Raleigh Restaurants, LLC and North Carolina Fox & Hound, Inc., dated November 22, 2004.

+10.19	Agreement for Accounting Service with Franchise Services Corporation, dated March 1, 2005.

***14	Code of Ethics

+21.1	Subsidiaries of Registrant.

+23.1	Consent of Experts.

+24.1	Powers of Attorney (included on the signature page of this Form 10-K).

+31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

+31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit
Number	Exhibit
+32.1	Certification by Steven M. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification by James K. Zielke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the fourth quarter of 2004:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 21st day of April, 2005.

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

SIGNATURE	TITLE	DATE
/s/ Dennis L. Thompson	Chairman of the Board	April 21, 2005
Dennis L. Thompson

/s/ Steven M. Johnson	Chief Executive Officer and	April 21, 2005
Steven M. Johnson	Director
(principal executive officer)

/s/ Gary M. Judd	President and Director	April 21, 2005
Gary M. Judd

/s/ James K. Zielke	Chief Financial Officer,	April 21, 2005
James K. Zielke	Treasurer, Secretary
and Director
(principal accounting officer)

/s/ John D. Harkey, Jr.	Director	April 21, 2005
John D. Harkey, Jr.

/s/ C. Wells Hall, III	Director	April 21, 2005
C. Wells Hall, III

/s/ E. Gene Street	Director	April 21, 2005
E. Gene Street

/s/ Nestor R. Weigand, Jr.	Director	April 21, 2005
Nestor R. Weigand, Jr.

/s/ James T. Morton	Director	April 21, 2005
James T. Morton

Total Entertainment Restaurant Corp.

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

Total Entertainment Restaurant Corp.

Consolidated Statements of Stockholders’ Equity

(In Thousands, except share information)

	Common Stock		Additional
			Paid-in	Retained
	Number	Amount	Capital	Earnings	Total

Balance at December 25, 2001 (as previously reported)	8,665,611	$87	$17,135	$6,927	$24,149
Restatement adjustment	—	—	—	(1,683)	(1,683)

Balance at December 25, 2001 (as restated)	8,665,611	87	17,135	5,244	22,466
Net income (as restated)	—	—	—	6,524	6,524
Stock options exercised	286,967	3	1,947	—	1,950
Tax benefit related to options exercises	—	—	316	—	316
Forfeiture of shares of common stock	(5,840)	—	—	—	—
Purchase and retirement of shares of common stock	(430,403)	(4)	(3,178)	—	(3,182)
Shares issued – secondary offering, net of issuance costs	1,350,000	13	12,834	—	12,847

Balance at December 31, 2002 (as restated)	9,866,335	99	29,054	11,768	40,921
Net income (as restated)	—	—	—	5,745	5,745
Stock options exercised	116,996	1	399	—	400
Tax benefit related to options exercises	—	—	364	—	364
Purchase and retirement of shares of common stock	(157,955)	(2)	(1,264)	—	(1,266)

Balance at December 30, 2003 (as restated)	9,825,376	98	28,553	17,513	46,164

Net income	—	—	—	6,171	6,171
Stock options exercised	114,611	1	458	—	459
Tax benefit related to options exercises	—	—	295	—	295

Balance at December 28, 2004	9,939,987	$99	$29,306	$23,684	$53,089

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

Balance Sheet Adjustments Related to Restatement
(in thousands)

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

The following presents the future minimum lease payments under noncancelable leases with initial terms in excess of one year for each of the next five years and thereafter as of December 28, 2004:

	Capital	Operating

2005	$121	$9,546
2006	132	9,136
2007	133	8,510
2008	133	7,745
2009	133	5,615
Thereafter	1,952	30,008

Total minimum lease payments	2,604	$70,560

Less: amount representing interest	1,707

Present value of minimum lease payments	897
Less: current portion	8

Capital lease obligations, excluding current portion	$889

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
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

9. Income Taxes (continued)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at December 28, 2004 and December 30, 2003 are as follows:

	December 28, 2004	December 30, 2003
		(as restated)
Deferred tax assets:
Preopening and organization costs	$399	$595
Capital lease obligation	305	308
Accrued rent	2,439	1,744
FICA credit carryover	297	—
AMT credit carryover	140	—
Accrued liabilities	157	503
Vacation	85	75
Other	123	106

Total deferred tax assets	3,945	3,331

Deferred tax liabilities:
Property and equipment	5,394	3,485
Goodwill	373	300
Prepaid expenses	806	—

Total deferred tax liabilities	6,573	3,785

Net deferred tax (liability) asset	$(2,628)	$(454)

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

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
*2.1	Form of Stock for Stock Exchange Agreement between the Registrant, the Shareholders of F&H Restaurant Corp., Fox & Hound, Inc., Fox & Hound II, Inc. and Bailey’s Sports Grille, Inc. and Certain Limited Partners of N. Collins Enter- tainment, Ltd., 505 Entertainment, Ltd., Midway Entertain- ment, Ltd. and F&H Dallas, L.P., dated February 20, 1997.

*3.1	Certificate of Incorporation of the Registrant.

*3.1.1	Amendment to the Certificate of Incorporation of the Registrant.

*3.2	By-laws of the Registrant.

*4.1	Specimen Certificate of the Registrant’s Common Stock.

*10.1	Form of 1997 Incentive and Nonqualified Stock Option Plan of the Registrant.

*10.2	Form of 1997 Directors’ Stock Option Plan of the Registrant.

*10.3	Form of Indemnification Agreement for officers and directors of the Registrant.

*10.4	Non-Competition, Confidentiality and Non-Solicitation Agree- ment between the Registrant and Dennis L. Thompson, dated February 20, 1997.

*10.5	Non-Competition, Confidentiality and Non-Solicitation Agree- ment between the Registrant and Thomas A. Hager, dated February 20, 1997.

*10.6	Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated June 1, 1995.

*10.6.1	First Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.6.2	Amendment to Lease by and between Real Alchemy I, L.P. and Midway Entertainment, Ltd., dated December 6, 1996.

*10.7	Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated January 31, 1994.

*10.7.1	Amendment to Lease by and between 505 Center, L.P. and 505 Entertainment, Ltd., dated December 6, 1996.

**10.8	Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated September 1, 1998.

**10.8.1	First Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated October 30, 2001.

**10.8.2	Second Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated June 14, 2002.

***10.8.3	First Restated Loan Amendment to Loan Agreement by and among Intrust Bank, N.A., TENT Finance, Inc., the Registrant, and various subsidiaries of Registrant, as “Guarantors,” dated October 1, 2003.

**10.9	Agreement for Sale and Purchase of Assets between BMR Restaurants, LLC and Fox & Hound of Virginia, Inc., dated February 6, 2002.

Exhibit
Number	Exhibit
**10.10	Subscription Agreement between Fox & Hound of Colorado, Inc. and Cool River Restaurant Denver, L.P., dated April 27, 2000.

**10.11	Subscription Agreement between Fox & Hound of Texas, Inc. and Cool River Restaurant Austin, L.P., dated April 27, 2000.

**10.12	Employment Agreement between the Registrant and Steven M. Johnson, dated June 12, 2002.

**10.13	Employment Agreement between the Registrant and Kenneth C. Syvarth, dated June 12, 2002.

**10.14	Employment Agreement between the Registrant and James K. Zielke, dated June 12, 2002.

**10.15	Employment Agreement between the Registrant and Gary M. Judd, dated June 12, 2002.

**10.16	Fox & Hound of Littleton, Inc. Stockholders Agreement by and among TENT Finance, Inc., Gary M. Judd and James K. Zielke dated as of June 12, 2002.

**10.17	Fox & Hound of Littleton, Inc. Form of Pledge and Security Agreement.

+10.18	Agreement for Sale and Purchase of Assets between BMR-Raleigh Restaurants, LLC and North Carolina Fox & Hound, Inc., dated November 22, 2004.

+10.19	Agreement for Accounting Service with Franchise Services Corporation, dated March 1, 2005.

***14	Code of Ethics

+21.1	Subsidiaries of Registrant.

+24.1	Powers of Attorney (included on the signature page of this Form 10-K).

+31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

+31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

+32.1	Certification by Steven M. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification by James K. Zielke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-23343).

**	Incorporated by reference to the Company’s Registration Statement on Form S-2, as amended (Commission File No. 333-90542).

***	Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 2003.

+	Filed herewith.