Form 10-Q
period 2005-03-22
TOTAL ENTERTAINMENT RESTAURANT CORP
filed 2005-05-02
CIK 1035374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 22, 2005	Commission file number 000-22753

TOTAL ENTERTAINMENT RESTAURANT CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2016614

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1551 North Waterfront Parkway
Suite 310
Wichita, Kansas 67206
(Address of principal executive offices) (Zip code)

(316) 634-0505
(Registrant’s telephone number, including area code)

9300 E. Central, Suite 100
Wichita, Kansas 67206
(Former Address)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).	☑ Yes ☐ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2005
Common Stock, $.01 par value	10,000,625 shares

TOTAL ENTERTAINMENT RESTAURANT CORP.

Index

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 22, 2005 and December 28, 2004	2

Condensed Consolidated Statements of Operations for the twelve weeks ended March 22, 2005 and March 23, 2004	3

Condensed Consolidated Statements of Cash Flows for the twelve weeks ended March 22, 2005 and March 23, 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Procedures and Controls	11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	11
Certification by Steven M. Johnson Pursuant to Section 302
Certification by James K. Zielke Pursuant to Section 302
Certification by Steven M. Johnson Pursuant to Section 906
Certification by James K. Zielke Pursuant to Section 906

TOTAL ENTERTAINMENT RESTAURANT CORP.

Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 22,2005	December 28, 2004
ASSETS

Current assets:
Cash and cash equivalents	$700	$812
Inventories	2,569	2,486
Prepaid income taxes	—	97
Prepaid insurance	1,382	1,705
Prepaid rent	331	1,088
Other current assets	820	717

Total current assets	5,802	6,905
Property and equipment:
Land	600	600
Buildings	703	703
Leasehold improvements	63,432	59,807
Equipment	31,383	30,597
Furniture and fixtures	9,305	9,150
Property under capital leases	918	918

	106,341	101,775
Less accumulated depreciation and amortization	35,481	33,394

	70,860	68,381
Other assets:
Goodwill, net of accumulated amortization	3,661	3,661
Liquor licenses, net	1,226	1,256
Other assets	169	364

Total other assets	5,056	5,281

Total assets	$81,718	$80,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligation under capital leases	$8	$8
Accounts payable	3,163	2,906
Checks outstanding in excess of cash balance	924	3,247
Sales tax payable	1,492	1,257
Accrued payroll	1,573	1,626
Accrued payroll taxes	1,018	806
Accrued income taxes	1,256	—
Deferred income taxes	567	797
Other accrued liabilities	2,930	2,494

Total current liabilities	12,931	13,141

Notes payable	1,445	3,680
Obligations under capital leases, net of current portion	887	889
Deferred taxes	1,958	1,830
Deferred revenue	64	—
Accrued rent	8,177	7,938

Stockholders’ equity:
Preferred stock	—	—
Common stock	100	99
Additional paid-in capital	29,484	29,306
Retained earnings	26,672	23,684

Total stockholders’ equity	56,256	53,089

Total liabilities and stockholders’ equity	$81,718	$80,567

See accompanying notes.

TOTAL ENTERTAINMENT RESTAURANT CORP.

Condensed Consolidated Income Statements
(in thousands, except per share information)
(Unaudited)

	Twelve Weeks	Twelve Weeks
	ended	ended
	March 22,2005	March 23,2004
		(restated)
Sales:
Food and beverage	$37,074	$31,421
Entertainment and other	2,281	2,426

Total net sales	39,355	33,847

Costs and expenses:
Costs of sales	10,402	9,116
Restaurant operating expenses	20,004	16,983
Depreciation and amortization	2,096	1,735
Preopening costs	393	432

Restaurant costs and expenses	32,895	28,266

Restaurant operating income	6,460	5,581
General and administrative expenses	2,018	1,745

Income from operations	4,442	3,836

Other income (expense):
Other income	—	3
Interest expense	(49)	(52)

Income before income taxes	4,393	3,787
Provision for income taxes	1,405	1,146

Net income	2,988	2,641

Basic earnings per share	$0.30	$0.27

Diluted earnings per share	$0.29	$0.25

See accompanying notes.

TOTAL ENTERTAINMENT RESTAURANT CORP.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twelve weeks ended	Twelve weeks ended
	March 22, 2005	March 23, 2004
		(restated)
Cash flows from operating activities:
Net income	$2,988	$2,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,825	1,756
Deferred income taxes	(102)	108
Net change in operating assets and liabilities:
Change in operating assets	1,247	784
Change in operating liabilities	(107)	(1,312)

Net cash provided by operating activities	5,851	3,977

Cash flows from investing activities:
Purchases of property and equipment	(3,839)	(3,752)
Purchases of liquor licenses	—	(138)

Net cash used in investing activities	(3,839)	(3,890)

Cash flows from financing activities:
Proceeds from revolving note payable to bank	10,575	8,315
Payments of revolving note payable to bank	(12,810)	(8,615)
Payments under capital lease obligations	(2)	(2)
Proceeds from exercise of stock options	113	219

Net cash used in financing activities	(2,124)	(83)

Net increase (decrease) in cash and cash equivalents	(112)	4

Cash and cash equivalents at beginning of period	812	813

Cash and cash equivalents at end of period	$700	$817

Supplemental disclosure of cash flow information:
Cash paid for interest	96	40
Cash paid for income taxes, net of refunds received	89	(109)

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts payable	430	(383)
Tax benefit related to stock options exercised	66	128

See accompanying notes.

TOTAL ENTERTAINMENT RESTAURANT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

1.	Basis of Presentation and Description of Business

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its 2004 Form 10-K. The results of the twelve weeks ended March 22, 2005 are not necessarily indicative of the results to be expected for the full year ending December 27, 2005.

2.	Restatement of Financial Statements

Following a review of lease accounting and leasehold amortization polices, we determined that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated all of our historical consolidated financial statements for periods prior to the fourth quarter of 2004. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing on the initial date of the lease agreement. We also used only the initial non-cancelable lease term in the determination of capital leases. We amortized our leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets, if shorter). Additionally, tenant allowances received from the lessor were recorded as a reduction of the related leasehold improvements. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the initial lease term is in excess of fifteen years). The expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, not to exceed fifteen years (unless the initial lease term is in excess of fifteen years), is also being utilized in the determination of capital leases. Additionally, the estimated useful life of leasehold improvements for amortization purposes was reduced from twenty years to fifteen years, or the remaining life of the lease, whichever is less. The lease term commences on the date when we have full access to the property. Lease expenses from the date we have full access to the property to the completion of construction are capitalized as leasehold improvements. Tenant allowances are being recorded as accrued rent when received and included as a reduction in the straight-line rent calculation described above. We also had one lease reclassified from operating to capital as a result of these adjustments.

The impact of these adjustments on the condensed consolidated income statements and cash flows for the first quarter of 2004 is shown in the tables below. The Restatement decreased reported diluted net earnings per share by $0.01 in the first quarter of 2004. The Restatement did not have any impact on our previously reported cash balances, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

Net Income Adjustments Related to Restatement
(in thousands, except per share data)

	As		As
	Reported	Adjustments	Restated

Restaurant operating expenses	$16,972	$11	$16,983
Depreciation and amortization	1,504	231	1,735
Restaurant costs and expenses	28,024	242	28,266
Restaurant operating income	5,823	(242)	5,581
Income from operations	4,078	(242)	3,836
Interest expense	35	17	52
Income before income taxes	4,046	(259)	3,787
Income taxes	1,372	(226)	1,146
Net income	2,674	(33)	2,641
Basic net earnings per share	0.27	(0.00)	0.27
Diluted net earnings per share	0.26	(0.01)	0.25

Cash Flow Adjustments Related to Restatement
(in thousands, except per share data)

	As		As
	Reported	Adjustments	Restated

Net cash provided by operating activities	$3,222	$755	$3,977
Net cash used in investing activities	(3,137)	(753)	(3,890)
Net cash provided by financing activities	(81)	(2)	(83)

3.	Accounting for Stock-Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options with grant prices equal to the fair value of the Company’s common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company’s stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information is as follows:

	12 weeks ended	12 weeks ended
	March 22, 2005	March 23, 2004

Net income, as reported	$2,988	$2,641
Pro forma stock-based employee compensation cost, net of tax	171	163

Pro forma net income	2,817	2,478

Earnings per share:
Basic, as reported	$0.30	$0.27
Basic, pro forma	$0.28	$0.25
Diluted, as reported	$0.29	$0.25
Diluted, pro forma	$0.27	$0.24
Weighted average fair value of options granted during the quarter	$4.57	$4.90

4.	Stock Options

     During the twelve week period ended March 22, 2005, the Company granted to certain key employees stock options for 89,000 shares of Common Stock at a weighted-average exercise price of $10.84 per share and options to purchase 35,877 shares were exercised at a weighted-average exercise price of $3.13 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.

5.	Earnings Per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended March 22, 2005 and March 23, 2004 were 9,961,247 and 9,850,512, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 22, 2005 and March 23, 2004 were 10,392,639 and 10,442,063, respectively.

Item 2. Management’s Discussion and Anaysis of Financial Condition and Results of Operations

General

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

          As of March 22, 2005, the Company owned and operated 77 restaurants under the Fox and Hound Smokehouse & Tavern, Fox and Hound English Pub & Grille, and Fox and Hound Pub & Grille (“Fox and Hound”), Bailey’s Smokehouse & Tavern, Bailey’s Sports Grille and Bailey’s Pub & Grille (“Bailey’s”) brand names. The Company’s restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment. Most have multiple billiard tables with satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. The Fox and Hound and Bailey’s restaurants share identical design and operational principles and menus. As of March 22, 2005, the Company owned and operated 59 Fox and Hound restaurants and 18 Bailey’s restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Ohio,

Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of March 23, 2004, the Company owned and operated 50 Fox and Hound restaurants and 16 Bailey’s restaurants.

     The components of the Company’s net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended March 22, 2005, food and non-alcoholic beverages were 34.4% of total sales, alcoholic beverages were 58.4% of total sales and entertainment and other were 7.2% of total sales. For the twelve weeks ended March 23, 2004, food and non-alcoholic beverages were 33.8% of total sales, alcoholic beverages were 59.0% of total sales and entertainment and other were 7.2% of total sales.

     The components of the Company’s cost of sales primarily include direct costs of food, non-alcoholic beverages and alcoholic beverages. These costs are generally variable and will fluctuate with changes in sales volume and sales mix.

     Components of restaurant operating expenses include operating payroll and fringe benefits, and occupancy, maintenance and utilities. All but one of the Company’s locations are leased and provide for a minimum annual rent, with some leases calling for additional rent based on sales volume at the particular location in excess of specified minimum sales levels.

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

     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of March 22, 2005, there were 60 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

Results of Operations

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data. The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2005 and 2004 consist of 52 weeks. Fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.

	Twelve Weeks Ended
	March 22,	March 23,
	2005	2004
Operating Statement Data:
Net sales	100.0%	100.0%
Costs and expenses:
Costs of sales	26.5	26.9
Restaurant operating expenses	50.8	50.2
Depreciation and amortization	5.3	5.1
Preopening costs	1.0	1.3

Restaurant costs and expenses	83.6	83.5

Restaurant operating income	16.4	16.5
General and administrative expenses	5.1	5.1

Income from operations	11.3	11.4
Interest expense	0.1	0.2

Income before income taxes	11.2	11.2
Provision for income taxes	3.6	3.4

Net income	7.6%	7.8%

Restaurant Operating Data (dollars in thousands):
Annualized average weekly sales per location	$2,256	$2,260
Number of restaurants at end of the period	77	66

Twelve Weeks Ended March 22, 2005 Compared to Twelve Weeks Ended March 23, 2004

     Net sales increased $5,508,000 (16.3%) for the twelve weeks ended March 22, 2005 to $39,355,000 from $33,847,000 for the twelve weeks ended March 23, 2004. This increase was due to a 16.4% increase in store weeks (907 versus 779) as a result of 11 restaurants opening since March 23, 2004 and a relatively flat annualized average weekly sales for units open during the entire period. Comparable restaurant sales increased 0.6% for the quarter ended March 22, 2005.

     Costs of sales increased $1,286,000 (14.1%) for the twelve weeks ended March 22, 2005 to $10,402,000 from $9,116,000 in the twelve weeks ended March 23, 2004, and decreased as a percentage of sales to 26.5% from 26.9%. This decrease is principally attributable to an increase in menu prices during the quarter.

     Restaurant operating expenses increased $3,021,000 (17.8%) for the twelve weeks ended March 22, 2005 to $20,004,0000 from $16,983,000 in the twelve weeks ended March 23, 2004, and increased as a percentage of net sales to 50.8% from 50.2%. This increase as a percentage of sales is principally attributable to higher occupancy costs on new units and higher utility expense.

     Depreciation and amortization increased $361,000 (20.8%) for the twelve weeks ended March 22, 2005 to $2,096,000 from $1,735,000 in the twelve weeks ended March 23, 2004, and increased as a percentage of sales to 5.3% from 5.1%. This increase in expense is due to additional depreciation on 11 restaurants opened since March 23, 2004.

     Preopening costs decreased $39,000 (9.0%) for the twelve weeks ended March 22, 2005 to $393,000 from $432,000 in the twelve weeks ended March 23, 2004. These costs are attributable to two units that opened during the twelve weeks ended March 22, 2005 and partial preopening expenses for three restaurants which have yet to open. Two restaurants were opened in the twelve weeks ended March 23, 2004.

     General and administrative expenses increased $273,000 (15.6%) for the twelve weeks ended March 22, 2005 to $2,018,000 from $1,745,000 in the twelve weeks ended March 23, 2004, and remained consistent as a percentage of net sales at 5.1%.

     Interest expense was $49,000 for the twelve weeks ended March 22, 2005 and $52,000 for the twelve weeks ended March 23, 2004. This decrease is due to a lower average balance which was partially offset by a higher average interest rate applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year.

     The effective income tax rate was 32.0% for the twelve weeks ended March 22, 2005 and 30.3% for the twelve weeks ended March 23, 2004. The increase is primarily due to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of estimated annual income before income taxes.

Quarterly Fluctuations, Seasonality and Inflation

          The timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company’s operations include food, liquor and labor costs. A large number of the Company’s restaurant personnel are tipped employees who are paid at the federal subminimum wage level; therefore, future subminimum wage changes will have a significant effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale, improved operating procedures and menu price changes; however, short-term fluctuations in raw product pricing may have an impact on the Company’s costs of food. To date, inflation has not had a material impact on operating margins.

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $893,000 to $7,129,000 as of March 22, 2005 from $6,236,000 as of December 28, 2004. This increase is attributable primarily to payments on the line of credit and cost of purchases of property and equipment in excess of cash provided by operations. Cash decreased $112,000 to $700,000 at March 22, 2005 compared to the balance of $812,000 at December 28, 2004. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the “Line of Credit”) which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company’s assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. Proceeds from the Line of Credit are being used for restaurant development. As of March 22, 2005 the Company had borrowed $1,445,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $5,851,000 in the 12 weeks ended March 22, 2005 compared to $3,977,000 in the 12 weeks ended March 23, 2004. Purchases of property and equipment were $3,839,000 in the 12 weeks ended March 22, 2005 compared to $3,752,000 in the 12 weeks ended March 23, 2004. Net payments on the revolving note payable to bank were $2,235,000 for the 12 week period ending March 22, 2005 compared to $300,000 for the 12 weeks ending March 23, 2004.

     The Company intends to open ten to twelve new locations in fiscal year 2005 and twelve to fifteen new locations in fiscal year 2006. At March 22, 2005, two units had been opened in fiscal 2005, five units were under construction, contracts had been executed on four additional sites, and contract negotiations had begun on one additional site. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $22 to $25 million to open new locations over the next twelve months.

     The Company believes the funds available from the Line of Credit and its cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that changes in the Company’s operating plans, the acceleration or modification of the Company’s expansion plans, lower than anticipated revenues, increased expenses, stock repurchases, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy or prevent any newly opened locations from operating profitably. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, potential increases in food, alcohol, labor, and other operating costs, changes in competition, the inability to find suitable new locations, changes in consumer preferences or spending patterns, changes in demographic trends, the effectiveness of our operating and growth initiatives and promotional efforts, and changes in government regulation. Further information about the factors that might affect the Company’s financial and other results are included in the Company’s 10-K, filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     The Company’s Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Facility was 4.8% for the twelve weeks ended March 22, 2005. The interest rate at March 22, 2005 was 5.0%. The following table presents the quantitative interest rate risks at March 22, 2005:

		Principal Amount by Expected Maturity
		(In thousands)
								Fair
						There-		Value
(dollars in thousands)	2005	2006	2007	2008	2009	after	Total	3/22/05
Variable rate debt	$–	$137	$342	$359	$376	$231	$1,445	$1,445
Average Interest Rate— 1/2% below prime	–	5.0%	5.0%	5.0%	5.0%	5.0%

Item 4. Procedures and Controls

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2005, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease and depreciation accounting to remediate the material weakness identified in the Company’s annual report on Form 10-K/A for the period ending December 28, 2004 related to the Company’s selection, monitoring and review of factors and assumptions affecting lease and depreciation accounting. There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

     Exhibit 31.1 - Certification by Steven M. Johnson pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification by James K. Zielke pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification by Steven M. Johnson pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 - Certification by James K. Zielke pursuant to Rule 13a-14(b) or 15d-14(b) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TOTAL ENTERTAINMENT RESTAURANT CORP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Total Entertainment Restaurant Corp. (Registrant)
Date April 29, 2005	/s/ James K. Zielke
James K. Zielke
Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer)