Form 10-Q
period 2005-06-14
FOX & HOUND RESTAURANT GROUP
filed 2005-07-25
CIK 1035374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 14, 2005	Commission file number 000-22753

FOX & HOUND RESTAURANT GROUP

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2016614

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

☑     Yes     No     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑     Yes     No     ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2005
Common Stock, $.01 par value	10,016,250 shares

FOX & HOUND RESTAURANT GROUP

Index

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 14, 2005 and December 28, 2004	2

Condensed Consolidated Income Statements for the twelve weeks ended June 14, 2005 and June 15, 2004	3

Condensed Consolidated Income Statements for the twenty-four weeks ended June 14, 2005 and June 15, 2004	4

Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 14, 2005 and June 15, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Procedures and Controls	13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders	14

Item 6. Exhibits and Reports on Form 8-K	14
Certificate of Incorporation of Registrant
Amendment to Certificate of Incorporation of Registrant
Amendment to Certificate of Incorporation of Registrant
Amendment to 1997 Incentive and Non-Qualified Stock Option Plan
Amendment to 1997 Directors Stock Option Plan
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

FOX & HOUND RESTAURANT GROUP

Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	June 14,2005	December 28, 2004
ASSETS

Current assets:
Cash and cash equivalents	$644	$812
Inventories	2,571	2,486
Prepaid income taxes	—	97
Prepaid insurance	1,266	1,705
Prepaid rent	579	1,088
Other current assets	839	717

Total current assets	5,899	6,905

Property and equipment:
Land	600	600
Buildings	703	703
Leasehold improvements	68,951	59,807
Equipment	32,904	30,597
Furniture and fixtures	9,702	9,150
Property under capital leases	918	918

	113,778	101,775
Less accumulated depreciation and amortization	37,631	33,394

	76,147	68,381

Other assets:
Goodwill, net of accumulated amortization	3,661	3,661
Liquor licenses, net	1,196	1,256
Other assets	166	364

Total other assets	5,023	5,281

Total assets	$87,069	$80,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligation under capital leases	$8	$8
Accounts payable	5,321	2,906
Checks outstanding in excess of cash balance	584	3,247
Sales tax payable	1,621	1,257
Accrued payroll	1,744	1,626
Accrued payroll taxes	1,012	806
Accrued income taxes	2,236	—
Deferred income taxes	340	797
Other accrued liabilities	3,018	2,494

Total current liabilities	15,884	13,141

Notes payable	2,510	3,680
Obligations under capital leases, net of current portion	885	889
Deferred taxes	1,876	1,830
Deferred revenue	22	—
Accrued rent	8,341	7,938

Stockholders’ equity:
Preferred stock	—	—
Common stock	100	99
Additional paid-in capital	29,714	29,306
Retained earnings	27,737	23,684

Total stockholders’ equity	57,551	53,089

Total liabilities and stockholders’ equity	$87,069	$80,567

See accompanying notes.

FOX & HOUND RESTAURANT GROUP

Condensed Consolidated Income Statements
(in thousands, except per share information)
(Unaudited)

	Twelve	Twelve
	weeks ended	weeks ended
	June 14,2005	June 15,2004
		(restated)
Sales:
Food and beverage	$33,752	$29,021
Entertainment and other	2,090	2,120

Total net sales	35,842	31,141

Costs and expenses:
Costs of sales	9,699	8,616
Restaurant operating expenses	19,945	16,995
Depreciation and amortization	2,163	1,802
Preopening costs	560	638
Asset impairment	—	2,523

Restaurant costs and expenses	32,367	30,574

Restaurant operating income	3,475	567
General and administrative expenses	2,007	1,749
Gain on disposal of assets	25	—

Income (loss) from operations	1,493	(1,182)
Other income (expense):
Other income	15	—
Interest expense	(33)	(44)

Income (loss) before income taxes	1,475	(1,226)
Provision for income taxes	410	(371)

Net income (loss)	1,065	(855)

Basic earnings (loss) per share	$0.11	($0.09)

Diluted earnings (loss) per share	$0.10	($0.09)

See accompanying notes.

FOX & HOUND RESTAURANT GROUP

Condensed Consolidated Income Statements
(in thousands, except per share information)
(Unaudited)

	Twenty-four	Twenty-four
	weeks ended	weeks ended
	June 14,2005	June 15,2004
		(restated)
Sales:
Food and beverage	$70,826	$60,442
Entertainment and other	4,371	4,546

Total net sales	75,197	64,988

Costs and expenses:
Costs of sales	20,101	17,732
Restaurant operating expenses	39,949	33,978
Depreciation and amortization	4,259	3,537
Preopening costs	953	1,070
Asset impairment	—	2,523

Restaurant costs and expenses	65,262	58,840

Restaurant operating income	9,935	6,148
General and administrative expenses	4,025	3,494
Gain on disposal of assets	25	—

Income from operations	5,935	2,654

Other income (expense):
Other income	15	3
Interest expense	(82)	(96)

Income before income taxes	5,868	2,561
Provision for income taxes	1,815	775

Net income	4,053	1,786

Basic earnings per share	$0.41	$0.18

Diluted earnings per share	$0.39	$0.17

See accompanying notes.

FOX & HOUND RESTAURANT GROUP

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-four	Twenty-four
	weeks ended	weeks ended
	June 14,2005	June 15,2004
		(restated)
Cash flows from operating activities:
Net income	$4,053	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	2,523
Gain on disposal of assets	(25)	—
Depreciation and amortization	4,311	3,582
Deferred income taxes	(411)	(1,124)
Net change in operating assets and liabilities:
Change in operating assets	1,151	790
Change in operating liabilities	2,181	1,820

Net cash provided by operating activities	11,260	9,377

Cash flows from investing activities:
Purchases of property and equipment	(10,565)	(10,962)
Advances to developer	—	297
Purchases of liquor licenses	—	(571)
Proceeds from disposal of assets	25	—

Net cash used in investing activities	(10,540)	(11,236)

Cash flows from financing activities:
Proceeds from revolving note payable to bank	21,415	18,975
Payments of revolving note payable to bank	(22,585)	(17,650)
Payments under capital lease obligations	(4)	(4)
Proceeds from exercise of stock options	286	379

Net cash provided by (used in) financing activities	(888)	1,700

Net decrease in cash and cash equivalents	(168)	(159)

Cash and cash equivalents at beginning of period	812	813

Cash and cash equivalents at end of period	$644	$654

Supplemental disclosure of cash flow information:
Cash paid for interest	96	40
Cash paid for income taxes, net of refunds received	(230)	(109)

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts payable	430	(383)
Tax benefit related to stock options exercised	123	128

See accompanying notes.

FOX & HOUND RESTAURANT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

1. Basis of Presentation and Description of Business

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its 2004 Form 10-K. The results of the twelve weeks and twenty-four weeks ended June 14, 2005 are not necessarily indicative of the results to be expected for the full year ending December 27, 2005.

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

The impact of these adjustments on the condensed consolidated income statements and cash flows for the periods ended June 14, 2005 is shown in the tables below. The Restatement decreased reported diluted net earnings per share by $0.04 for the twelve weeks ended June 15, 2004 and $0.04 for the twenty-four weeks ended June 15, 2004. The Restatement did not have any impact on our previously reported cash balances, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

Net Income Adjustments Related to Restatement
(in thousands, except per share data)

	Twelve weeks ended June 15, 2004			Twenty-four weeks ended June 15, 2004
	As
	Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Restaurant operating expenses	$16,998	$(3)	$16,995	$33,970	$8	$33,978
Depreciation and amortization	1,554	248	1,802	3,058	479	3,537
Impairment	2,365	158	2,523	2,365	158	2,523
Restaurant costs and expenses	30,171	403	30,574	58,195	645	58,840
Restaurant operating income	970	(403)	567	6,793	(645)	6,148
Income (loss) from operations	(779)	(403)	(1,182)	3,299	(645)	2,654
Interest expense	27	17	44	62	34	96
Income (loss) before income taxes	(806)	(420)	(1,226)	3,240	(679)	2,561
Income taxes	(290)	(81)	(371)	1,082	(307)	775
Net income (loss)	(516)	(339)	(855)	2,158	(372)	1,786
Basic net earnings (loss) per share	(0.05)	(0.04)	(0.09)	0.22	(0.04)	0.18
Diluted net earnings (loss) per share	(0.05)	(0.04)	(0.09)	0.21	(0.04)	0.17

Cash Flow Adjustments Related to Restatement
(in thousands, except per share data)

	Twenty-four weeks ended June 15, 2004
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$7,114	$2,263	$9,377
Net cash used in investing activities	(8,977)	(2,259)	(11,236)
Net cash provided by financing activities	1,704	(4)	1,700

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information is as follows:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 14,	June 15,	June 14,	June 15,
	2005	2004	2005	2004
Net income (loss), as reported	$1,065	$(855)	$4,053	$1,786

Pro forma stock-based employee compensation cost, net of tax	154	155	326	318

Pro forma net income (loss)	$911	$(1,010)	$3,727	$1,468

Earnings per share:

Basic, as reported	$0.11	$(0.09)	$0.41	$0.18

Basic, pro forma	0.09	(0.10)	0.37	0.15

Diluted, as reported	0.10	(0.09)	0.39	0.17

Diluted, pro forma	0.09	(0.10)	0.36	0.14

Weighted average fair value of options granted during the period	$4.45	$5.33	$4.52	$5.17

4. Stock Options

     During the twelve week period ended June 14, 2005, the Company granted to certain key employees stock options for 17,000 shares of Common Stock at a weighted-average exercise price of $11.41 per share and options to purchase 17,025 shares were exercised at a weighted-average exercise price of $5.98 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan. Options to purchase 60,000 shares were granted at a weighted-average exercise price of $10.95 per share and options to purchase 12,611 shares were exercised at a weighted-average exercise price of $5.69 per share pursuant to its 1997 Directors Stock Option Plan.

5. Earnings Per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted averaged shares outstanding for the twelve week periods ended June 14, 2005 and June 15, 2004 were 9,996,628 and 9,888,512, respectively; the number of weighted average shares outstanding for the twenty-four week periods ended June 14, 2005 and June 15, 2004 were 9,978,937 and 9,869,512, respectively.

     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 14, 2005 and June 15, 2004 were 10,420,190 and 10,487,462, respectively, and for the twenty-four week periods ended June 14, 2005 and June 15, 2004 were 10,397,248 and 10,465,002, respectively.

Item 2. Management’s Discussion and Anaysis of Financial Condition and Results of Operations

General

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     As of June 14, 2005, the Company owned and operated 80 restaurants under the Fox and Hound Smokehouse & Tavern, Fox and Hound English Pub & Grille, and Fox and Hound Pub & Grille (“Fox and Hound”), Bailey’s Smokehouse & Tavern, Bailey’s Sports Grille and Bailey’s Pub & Grille (“Bailey’s”) brand names. The Company’s restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. The Fox and Hound and Bailey’s restaurants share identical design and operational principles and menus. As of June 14, 2005, the Company owned and operated 61 Fox and Hound restaurants and 19 Bailey’s restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of June 15, 2004, the Company owned and operated 52 Fox and Hound restaurants and 17 Bailey’s restaurants.

     The components of the Company’s net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended June 14, 2005, food and non-alcoholic beverages were 37.1% of total sales, alcoholic beverages were 57.1% of total sales and entertainment and other were 5.8% of total sales. For the twelve weeks ended June 15, 2004, food and non-alcoholic beverages were 35.3% of total sales, alcoholic beverages were 57.9% of total sales and entertainment and other were 6.8% of total sales.

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

     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of June 14, 2005, there were 63 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.

Results of Operations

     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Operations bear to net sales, and (ii) other selected operating data. The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. Fiscal years 2004 and 2005 each consists of 52 weeks. Fiscal quarters consist of three accounting periods of 12 weeks each and a final period of 16 or 17 weeks.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 14,	June 15,	June 14,	June 15,
	2005	2004	2005	2004
		(restated)		(restated)
Operating Statement Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of sales	27.1	27.7	26.7	27.3
Restaurant operating expenses	55.6	54.6	53.1	52.3
Depreciation and amortization	6.0	5.8	5.7	5.4
Preopening costs	1.6	2.0	1.3	1.6
Asset impairment	—	8.1	—	3.9

Restaurant costs and expenses	90.3	98.2	86.8	90.5

Restaurant operating income	9.7	1.8	13.2	9.5
General and administrative expenses	5.6	5.6	5.3	5.4
Gain on disposal of assets	0.1	—	—	—

Income (loss) from operations	4.2	(3.8)	7.9	4.1
Interest expense	0.1	0.1	0.1	0.1

Income (loss) before income taxes	4.1	(3.9)	7.8	4.0
Income tax expense (benefit)	1.1	(1.2)	2.4	1.2

Net income (loss)	3.0%	(2.7)%	5.4%	2.8%

Restaurant Operating Data (dollars in thousands):
Annualized average weekly sales per location	$1,995	$2,019	$2,124	$2,137
Number of restaurants at end of the period	80	69	80	69

Twelve Weeks Ended June 14, 2005 Compared to Twelve Weeks Ended June 15, 2004

     Net sales increased $4,701,000 (15.1%) for the twelve weeks ended June 14, 2005 to $35,842,000 from $31,141,000 for the twelve weeks ended June 15, 2004. This increase was due to a 16.6% increase in store weeks (934 versus 802) as a result of eleven restaurants opened since June 15, 2004 offset by a 1.2% decrease in annualized average weekly sales per location. Comparable restaurant sales decreased 0.9% for the quarter ended June 14, 2005.

     Costs of sales increased $1,083,000 (12.6%) for the twelve weeks ended June 14, 2005 to $9,699,000 from $8,616,000 in the twelve weeks ended June 15, 2004, and decreased as a percentage of sales to 27.1% from 27.7%. This decrease as a percentage of sales is principally attributable to a decrease in promotional activities.

     Restaurant operating expenses increased $2,950,000 (17.4%) for the twelve weeks ended June 14, 2005 to $19,945,000 from $16,995,000 in the twelve weeks ended June 15, 2004, and increased as a percentage of net sales to 55.6% from 54.6%. This increase as a percentage of sales was attributable to an increase in hourly labor, advertising expense and occupancy costs offset by a decrease in health and workers comp insurance costs.

     Depreciation and amortization increased $361,000 (20.0%) for the twelve weeks ended June 14, 2005 to $2,163,000 from $1,802,000 in the twelve weeks ended June 15, 2004, and increased as a percentage of sales to 6.0% from 5.8%. This increase in expense as a percentage of sales is due to additional depreciation on eleven restaurants opened since June 15, 2004 offset by lower depreciation on assets impaired in the second quarter of fiscal 2004 as well as assets which became fully depreciated in the past year.

     Preopening costs decreased $78,000 (12.2%) for the twelve weeks ended June 14, 2005 to $560,000 from $638,000 in the twelve weeks ended June 15, 2004. These costs are attributable to three units that opened during the twelve weeks ended June 14, 2005 and partial preopening expenses for two restaurants which have yet to open. Three restaurants were opened in the twelve weeks ended June 15, 2004.

     The provision for asset impairment of $2,523,000 for the twelve weeks ended June 15, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. As of June 14, 2005, we have no plans to close either of these units.

     General and administrative expenses increased $258,000 (14.8%) for the twelve weeks ended June 14, 2005 to $2,007,000 from $1,749,000 in the twelve weeks ended June 15, 2004, due to an increase in corporate infrastucture to support the Company’s expansion. General and administrative expenses as a percentage of net sales remained at 5.6%.

     Gain on disposal of assets was $25,000 for the twelve weeks ended June 14, 2005. The gain reflects the disposal of a liquor license from a restaurant which was closed in 2002.

     Interest expense was $33,000 for the twelve weeks ended June 14, 2005 and $44,000 for the twelve weeks ended June 15, 2004. This decrease is due to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year partially offset by a higher interest rate.

     The effective income tax rate was 27.8% for the twelve weeks ended June 14, 2005 and 30.3% for the twelve weeks ended June 15, 2004. This decrease is due to a change in the full year projected effective tax rate from 32.0% at the end of the first quarter of 2005 to 30.9% at the end of the second quarter of 2005.

Twenty-four Weeks Ended June 14, 2005 Compared to Twenty-four Weeks Ended June 15, 2004

     Net sales increased $10,209,000 (15.7%) for the twenty-four weeks ended June 14, 2005 to $75,197,000 from $64,988,000 for the twenty-four weeks ended June 15, 2004. This increase was due to a 16.5% increase in store weeks (1,841 versus 1,581) as a result of eleven restaurants opened since June 15, 2004 offset by a 0.6% decrease in annualized average weekly sales per location. Comparable restaurant sales decreased 0.1% for the twenty-four weeks ended June 14, 2005.

     Costs of sales increased $2,369,000 (13.4%) for the twenty-four weeks ended June 14, 2005 to $20,101,000 from $17,732,000 in the twenty-four weeks ended June 15, 2004, and decreased as a percentage of sales to 26.7% from 27.3%. This decrease as a percentage of sales is principally attributable to a decrease in promotional activities.

     Restaurant operating expenses increased $5,971,000 (17.6%) for the twenty-four weeks ended June 14, 2005 to $39,949,000 from $33,978,000 in the twenty-four weeks ended June 15, 2004, and increased as a percentage of net sales to 53.1% from 52.3%. This increase as a percentage of sales was attributable to an increase in hourly labor and occupancy costs offset by a decrease in health and workers comp insurance costs.

     Depreciation and amortization increased $722,000 (20.4%) for the twenty-four weeks ended June 14, 2005 to $4,259,000 from $3,537,000 in the twenty-four weeks ended June 15, 2004, and increased as a percentage of sales to 5.7% from 5.4%. This increase in expense as a percentage of sales is due to additional depreciation on eleven restaurants opened since June 15, 2004 offset by lower depreciation on assets impaired in the second quarter of fiscal 2004 as well as assets which became fully depreciated in the past year.

     Preopening costs decreased $117,000 (10.9%) for the twenty-four weeks ended June 14, 2005 to $953,000 from $1,070,000 in the twenty-four weeks ended June 15, 2004. These costs are attributable to five units that opened during the twenty-four weeks ended June 14, 2005 and partial preopening expenses for two restaurants which have yet to open. Five restaurants were opened in the twenty-four weeks ended June 15, 2004.

     The provision for asset impairment of $2,523,000 for the twenty-four weeks ended June 15, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. As of June 14, 2005, we have no plans to close either of these units.

     General and administrative expenses increased $531,000 (15.2%) for the twenty-four weeks ended June 14, 2005 to $4,025,000 from $3,494,000 in the twenty-four weeks ended June 15, 2004, due to an increase in corporate infrastucture to support the Company’s expansion. General and administrative costs as a percentage of sales decreased from 5.4% for the twenty-four weeks ended June 15, 2004 to 5.3% for the twenty-four weeks ended June 14, 2005.

     Gain on disposal of assets was $25,000 for the twenty-four weeks ended June 14, 2005. The gain reflects the disposal of a liquor license from a restaurant which was closed in 2002.

     Interest expense was $82,000 for the twenty-four weeks ended June 14, 2005 and $96,000 for the twenty-four weeks ended June 15, 2004. This decrease is due to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year partially offset by a higher interest rate.

     The effective income tax rate was 30.9% for the twenty-four weeks ended June 14, 2005 and 30.3% for the twenty-four weeks ended June 15, 2004. This increase is due primarily to the impact of the credit for social security taxes paid on tips in excess of minimum wage relative to the amount of income before taxes.

Quarterly Fluctuations, Seasonality and Inflation

     The timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to continue to be a factor in the results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company’s operations include food, liquor and labor costs. A large number of the Company’s restaurant personnel are tipped employees who are paid at the federal subminimum wage level; therefore, future subminimum wage changes will have a significant effect on labor costs. Historically, inflation has not had a material impact on operating margins. As costs of food and labor have increased, the Company has previously been able to offset these increases through economies of scale, improved operating procedures and menu price changes. However, during fiscal 2004, the Company experienced significant increases in certain commodity prices above historical levels which negatively impacted our costs of food and operating margins. Additionally, competitive pressures may limit the Company’s ability to fully recover cost increases with the implementation of menu price increases. To the extent that we experience significant increases in commodity prices, it may have a material negative impact on operating margins.

Liquidity and Capital Resources

     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $3,749,000 to $9,985,000 as of June 14, 2005 from $6,236,000 as of December 28, 2004. This increase is attributable to the costs of purchasing property and equipment in excess of cash provided by operations and net proceeds from the line of credit. Cash decreased $168,000 to $644,000 at June 14, 2005 compared to the balance of $812,000 at December 28, 2004. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the “Line of Credit”) which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company’s assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. As of June 14, 2005 the Company had borrowed $2,510,000 under the Line of Credit. The Company is in compliance with all debt covenants.

     Cash flows from operations were $11,260,000 in the twenty-four weeks ended June 14, 2005 compared to $9,377,000 in the twenty-four weeks ended June 15, 2004. Purchases of property and equipment were $10,565,000 in the twenty-four weeks ended June 14, 2005 compared to $10,962,000 in the twenty-four weeks ended June 15, 2004. Net payments on the revolving note payable to bank was $1,170,000 for the twenty-four week period ending June 14, 2005 compared to net proceeds of $1,325,000 for the twenty-four weeks ending June 15, 2004. At June 14, 2005, the Company had $644,000 in cash and cash equivalents.

     The Company intends to open ten to twelve new locations in fiscal year 2005 and twelve to fifteen new locations in fiscal year 2006. At June 14, 2005, five units had been opened in fiscal 2005, three units were under construction, contracts had been executed on three additional sites, and lease negotiations had begun on six additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases. The Company expects to expend approximately $20.0 to $25.0 million to open new locations over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     The Company’s Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 5.23% for the twelve weeks ended June 14, 2005. The interest rate at June 14, 2005 was 5.50%. On July 1, 2005 the rate increased to 5.75%. The following table presents the quantitative interest rate risks at June 14, 2005:

	Principal Amount by Expected Maturity
	(In thousands)
								Fair
						There-		Value
(dollars in thousands)	2005	2006	2007	2008	2009	after	Total	6/14/05
Variable rate debt	$—	$94	$582	$615	$650	$569	$2,510	$2,510
Average Interest Rate— 1/2% below prime	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%

Item 4. Procedures and Controls

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

     On May 17, 2005, the Company held its Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the stockholders re-elected Steven M. Johnson, Gary M. Judd, and John D. Harkey, Jr. to the Board of Directors to serve until the 2008 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the re-elected Directors, there were 6,553,037 votes “For” and 2,882,723 votes “Withheld” for Steven M. Johnson, 6,551,037 votes “For” and 2,884,723 votes “Withheld” for Gary M. Judd, and 9,016,671 votes “For” and 419,089 votes “Withheld” for John D. Harkey, Jr. The continuing directors and the expiration of their current terms as directors are as follows:

James K. Zielke	2006

C. Wells Hall III	2006

E. Gene Street	2006

Dennis L. Thompson	2007

James T. Morton	2007

Nester R. Weigand, Jr.	2007

     The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors for the year ending December 27, 2005. As to the ratification of auditors, there were 8,148,454 votes “For,” 1,282,406 votes “Against,” and 4,900 votes “Abstained.”

     The stockholders also approved an amendment to the Company’s 1997 Director’s Stock Option Plan to approve an increase in authorized shares reserved for issuance pursuant to the Plan from 400,000 shares to 500,000 shares of common stock. As to the amendment, there were 6,421,192 votes “For”, 564,818 votes “Against”, 306,064 votes “Abstained”, and 2,143,686 votes “Broker Non Vote.”

     The stockholders also approved an amendment to the Company’s 1997 Incentive and Non-Qualified Option Plan to approve an increase in authorized shares reserved for issuance pursuant to the Plan from 2,000,000 shares to 2,500,000 shares of common stock. As to the amendment, there were 5,619,150 votes “For”, 1,367,071 votes “Against”, 305,853 votes “Abstained”, and 2,143,686 votes “Broker Non Vote.”

     The stockholders also approved an amendment to the Company’s amended Certificate of Incorporation to change the Company’s corporate name to “Fox & Hound Restaurant Group.” As to the amendment, there were 9,433,350 votes “For”, 1,390 votes “Against”, 1,020 votes “Abstained”, and 1,000 votes “Broker Non Vote.”

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     Exhibit 3.1 – Certificate of Incorporation of Registrant

     Exhibit 3.1.1 – First Amendment to Certificate of Incorporation of Registrant.

     Exhibit 3.1.2 – Second Amendment to Certificate of Incorporation of Registrant.

     Exhibit 10.1 – Third Amendment to 1997 Incentive and Non-Qualified Stock Option Plan of Fox & Hound Restaurant Group

     Exhibit 10.2 – Fourth Amendment to 1997 Directors Stock Option Plan of Fox & Hound Restaurant Group

     Exhibit 31.1 — Certification by Steven M. Johnson pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 — Certification by James K. Zielke pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 — Certification by Steven M. Johnson pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 — Certification by James K. Zielke pursuant to Rule 13a-14(b) or 15d-14(b) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     A Current Report on Form 8-K (Item 5) dated April 12, 2005, reporting the filing of Exhibit 99.1-Press release of Fox & Hound Restaurant Group

     A Current Report on Form 8-K (Item 12) dated April 14, 2005, reporting the filing of Exhibit 99.1-Press release of Fox & Hound Restaurant Group

     A Current Report on Form 8-K (Item 5) dated May 20, 2005, reporting the filing of Exhibit 99.1-Press release of Fox & Hound Restaurant Group

FOX & HOUND RESTAURANT GROUP

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Fox & Hound Restaurant Group
(Registrant)

Date July 25, 2005	/s/ James K. Zielke

James K. Zielke
Chief Financial Officer,
Secretary and Treasurer
(Duly Authorized Officer)