Form 10-Q
period 2005-09-06
FOX & HOUND RESTAURANT GROUP
filed 2005-10-17
CIK 1035374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 6, 2005	Commission file number 000-22753
FOX & HOUND RESTAURANT GROUP
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2016614

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2005
Common Stock, $.01 par value	10,029,307 shares

FOX & HOUND RESTAURANT GROUP
Index

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 6, 2005 and December 28, 2004	2

Condensed Consolidated Statements of Operations for the twelve weeks ended September 6, 2005 and September 7, 2004	3

Condensed Consolidated Statements of Operations for the thirty-six weeks ended September 6, 2005 and September 7, 2004	4

Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 6, 2005 and September 7, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Procedures and Controls	13

PART II. OTHER INFORMATION

Item 5. Other Information	14

Item 6. Exhibits	14
Certification by Steven M. Johnson - Section 302
Certification by James K. Zielke - Section 302
Certification by Steven M. Johnson - Section 906
Certification by James K. Zielke - Section 906

FOX & HOUND RESTAURANT GROUP
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 6, 2005	December 28, 2004
ASSETS

Current assets:
Cash and cash equivalents	$1,007	$812
Inventories	2,659	2,486
Prepaid income taxes	—	97
Prepaid insurance	1,013	1,705
Prepaid rent	814	1,088
Other current assets	1,102	717

Total current assets	6,595	6,905

Property and equipment:
Land	600	600
Buildings	703	703
Leasehold improvements	71,256	59,807
Equipment	33,681	30,597
Furniture and fixtures	10,461	9,150
Property under capital leases	918	918

	117,619	101,775
Less accumulated depreciation and amortization	39,987	33,394

	77,632	68,381

Other assets:
Goodwill, net of accumulated amortization	3,661	3,661
Liquor licenses, net	1,262	1,256
Other assets	167	364

Total other assets	5,090	5,281

Total assets	$89,317	$80,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligation under capital leases	$8	$8
Accounts payable	3,260	2,906
Checks outstanding in excess of cash balance	2,378	3,247
Sales tax payable	1,552	1,257
Accrued payroll	1,707	1,626
Accrued payroll taxes	842	806
Accrued income taxes	2,793	—
Deferred income taxes	141	798
Other accrued liabilities	3,205	2,493

Total current liabilities	15,886	13,141

Notes payable	4,633	3,680
Obligations under capital leases, net of current portion	883	889
Deferred taxes	1,543	1,830
Deferred revenue	88	—
Accrued rent	8,441	7,938

Stockholders’ equity:
Preferred stock	—	—
Common stock	100	99
Additional paid-in capital	29,850	29,306
Retained earnings	27,893	23,684

Total stockholders’ equity	57,843	53,089

Total liabilities and stockholders’ equity	$89,317	$80,567

See accompanying notes.

FOX & HOUND RESTAURANT GROUP
Condensed Consolidated Income Statements
(in thousands, except per share information)
(Unaudited)

	Twelve weeks	Twelve weeks
	ended	ended
	September 6, 2005	September 7, 2004
		(restated)
Sales:
Food and beverage	$34,684	$29,414
Entertainment and other	2,054	2,047

Total net sales	36,738	31,461

Costs and expenses:
Costs of sales	10,116	8,697
Restaurant operating expenses	21,702	18,519
Depreciation and amortization	2,365	1,930
Preopening costs	293	558

Restaurant costs and expenses	34,476	29,704

Restaurant operating income	2,262	1,757
General and administrative expenses	1,965	1,523

Income (loss) from operations	297	234

Other income (expense):
Interest expense	(73)	(76)

Income before income taxes	224	158
Provision for income taxes	68	48

Net income	156	110

Basic earnings per share	$0.02	$0.01

Diluted earnings per share	$0.01	$0.01

See accompanying notes.

FOX & HOUND RESTAURANT GROUP
Condensed Consolidated Income Statements
(in thousands, except per share information)
(Unaudited)

	Thirty-six weeks	Thirty-six weeks
	ended	ended
	September 6, 2005	September 7, 2004
		(restated)
Sales:
Food and beverage	$105,510	$89,856
Entertainment and other	6,425	6,593

Total net sales	111,935	96,449

Costs and expenses:
Costs of sales	30,217	26,429
Restaurant operating expenses	61,651	52,497
Depreciation and amortization	6,624	5,467
Preopening costs	1,246	1,628
Asset impairment	—	2,523

Restaurant costs and expenses	99,738	88,544

Restaurant operating income	12,197	7,905
General and administrative expenses	5,990	5,017
Gain on disposal of assets	25	—

Income from operations	6,232	2,888

Other income (expense):
Other income	15	3
Interest expense	(155)	(172)

Income before income taxes	6,092	2,719
Provision for income taxes	1,883	823

Net income	4,209	1,896

Basic earnings per share	$0.42	$0.19

Diluted earnings per share	$0.40	$0.18

See accompanying notes.

FOX & HOUND RESTAURANT GROUP
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-six weeks	Thirty-six weeks
	ended September	ended September
	6, 2005	7, 2004
		(restated)
Cash flows from operating activities:
Net income	$4,209	$1,896
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	2,523
Gain on disposal of assets	(25)	—
Depreciation and amortization	6,703	5,536
Deferred income taxes	(944)	(62)
Net change in operating assets and liabilities:
Change in operating assets	692	426
Change in operating liabilities	3,647	1,883

Net cash provided by operating activities	14,282	12,202

Cash flows from investing activities:
Purchases of property and equipment	(15,338)	(16,397)
Advances to developer	—	297
Purchases of liquor licenses	(100)	(596)
Proceeds from disposal of assets	25	—

Net cash used in investing activities	(15,413)	(16,696)

Cash flows from financing activities:
Proceeds from revolving note payable to bank	34,733	30,920
Payments of revolving note payable to bank	(33,780)	(26,275)
Payments under capital lease obligations	(6)	(6)
Proceeds from exercise of stock options	379	410

Net cash provided by financing activities	1,326	5,049

Net increase in cash and cash equivalents	195	555

Cash and cash equivalents at beginning of period	812	813

Cash and cash equivalents at end of period	$1,007	$1,368

Supplemental disclosure of cash flow information:
Cash paid for interest	200	123
Income tax refunds, net of payments	229	729

Supplemental disclosure of non cash activity:
Additions to property and equipment in accounts payable	512	13
Tax benefit related to stock options exercised	166	250
See accompanying notes.

FOX & HOUND RESTAURANT GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
1. Basis of Presentation and Description of Business
     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its 2004 Form 10-K. The results of the twelve weeks ended September 6, 2005 are not necessarily indicative of the results to be expected for the full year ending December 27, 2005.
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
The impact of these adjustments on the condensed consolidated income statements and cash flows for the periods ended September 7, 2004 is shown in the tables below. The Restatement decreased reported diluted net earnings per share by $0.02 for the twelve weeks ended September 7, 2004 and $0.06 for the thirty-six weeks ended September 7, 2004. The Restatement did not have any impact on our previously reported cash balances, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

Net Income Adjustments Related to Restatement
(in thousands, except per share data)

	Twelve weeks ended September 7, 2004			Thirty-six weeks ended September 7, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Restaurant operating expenses	$18,495	$24	$18,519	$52,465	$32	$52,497
Depreciation and amortization	1,662	268	1,930	4,720	747	5,467
Impairment	—	—	—	2,365	158	2,523
Restaurant costs and expenses	29,412	292	29,704	87,607	937	88,544
Restaurant operating income	2,049	(292)	1,757	8,842	(937)	7,905
Income (loss) from operations	526	(292)	234	3,825	(937)	2,888
Interest expense	59	17	76	121	51	172
Income (loss) before income taxes	467	(309)	158	3,707	(988)	2,719
Income taxes	145	(97)	48	1,227	(404)	823
Net income (loss)	322	(212)	110	2,480	(584)	1,896
Basic net earnings (loss) per share	0.03	(0.02)	0.01	0.25	(0.06)	0.19
Diluted net earnings (loss) per share	0.03	(0.02)	0.01	0.24	(0.06)	0.18
Cash Flow Adjustments Related to Restatement
(in thousands, except per share data)

	Thirty-six weeks ended September 7, 2004
	As Reported	Adjustments	As Restated
Net cash provided by operating activities
Net cash provided by operating activities	$10,125	$2,077	$12,202
Net cash used in investing activities	(14,627)	(2,069)	(16,696)
Net cash provided by financing activities	5,057	(8)	5,049
3. Accounting for Stock-Based Compensation
     In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options with grant prices equal to the fair value of the Company’s common stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors and key employees under the Company’s stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information is as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6,	September 7,	September 6,	September 7,
	2005	2004	2005	2004
		(restated)		(restated)
Net income, as reported	$156	$110	$4,209	$1,896
Pro forma stock-based employee compensation cost, net of tax	159	145	484	463

Pro forma net income (loss)	$(3)	$(35)	$3,725	$1,433
Earnings per share:
Basic, as reported	$0.02	$0.01	$0.42	$0.19
Basic, pro forma	0.00	0.00	0.37	0.14
Diluted, as reported	0.01	0.01	0.40	0.18
Diluted, pro forma	0.00	0.00	0.36	0.14
Weighted average fair value of options granted during the period	$—	$5.45	$4.52	$5.19
3. Stock Options
     During the twelve week period ended September 6, 2005, options to purchase 21,732 shares were exercised at a weighted-average exercise price of $4.32 per share pursuant to its 1997 Incentive and Nonqualified Stock Option Plan.
4. Earnings Per Share
     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted average shares outstanding for the twelve week periods ended September 6, 2005 and September 7, 2004 were 10,017,922 and 9,909,473, respectively; the number of weighted average shares outstanding for the thirty-six week periods ended September 6, 2005 and September 7, 2004 were 9,991,932 and 9,882,832, respectively.
     Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outsanding are increased to include additional shares for the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and the proceeds from such exercises were used to acquire common shares at an average price during the reporting period. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 6, 2005 and September 7, 2004 were 10,482,551 and 10,369,314, respectively, and for the thirty-six week periods ended September 6, 2005 and September 7, 2004 were 10,425,683 and 10,432,922, respectively.
5. Subsequent Events
     On October 4, 2005, the Company announced that it had signed a letter of intent with Levine Leichtman Capital Partners (“LLCP”) for the acquisition of all of the Company’s outstanding common stock for an all cash price of $14.00 per share, other than shares held by certain stockholders and members of management. The buyer would be a newly formed affiliate of LLCP in which certain executive officers and other members of senior management of the Company would participate as equity holders. As part of the transaction, the participating stockholders and members of management would be required to vote their shares of Company stock in favor of the transaction with LLCP and to exchange their shares of Company stock and options for stock and options of the continuing company after the transaction.
     The Board of Directors of the Company created a Special Committee of independent directors to consider the proposal. The Special Committee unanimously approved the letter of intent and recommended its approval by the

Board of Directors. The proposed transaction is subject to successful completion of due diligence and execution of mutually agreed upon definitive agreements. The closing of the transaction would be subject to the buyer obtaining financing for the transaction, stockholder approval and other customary closing conditions. There can be no assurance that definitive agreements can or will be signed or that a transaction can or will be completed.
     The Board of Directors unanimously approved the Company entering into the letter of intent, which has an exclusivity agreement with LLCP that extends through January 31, 2006. The Company has agreed not to solicit alternative transactions but may respond to certain unsolicited proposals and may terminate the exclusivity agreement prior to January 31, 2006 upon receipt of a superior proposal for an alternative transaction. Under certain circumstances, if the Company terminates the exclusivity agreement for a superior proposal or the Company enters into an agreement with respect to an alternative transaction before May 1, 2006, the Company will be required to pay LLCP a fee of $5 million. In addition, the Company has agreed to reimburse LLCP for its expenses in certain circumstances.
     On October 4, 2005, Primavera Investors, LLC (“Primavera”) filed a Class Action Complaint (the “Complaint”) against the Company, its Board of Directors, and LLCP. The Complaint alleges that the transaction contemplated in the public disclosure of the letter of intent would injure the plaintiffs. In the Complaint, Primavera seeks to preliminarily and permanently enjoin the defendants from engaging in the transaction proposed by the Letter of Intent, obtain an award for the damages to the Company’s public stockholders, require the defendants to account for profits or special benefits, and award the plaintiffs their costs and attorneys’ fees.
Item 2. Management’s Discussion and Anaysis of Financial Condition and Results of Operations
General
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.
     As of September 6, 2005, the Company owned and operated 82 restaurants under the Fox and Hound Smokehouse & Tavern, Fox and Hound English Pub & Grille, and Fox and Hound Pub & Grille (“Fox and Hound”), Bailey’s Smokehouse & Tavern, Bailey’s Sports Grille and Bailey’s Pub & Grille (“Bailey’s”) brand names. The Company’s restaurants offer a broad menu of mid-priced appetizers, entrees, and desserts served in generous portions. In addition, each location features a full-service bar and offers a wide selection of major domestic, imported and specialty beers. Each restaurant emphasizes a high energy environment with multiple billiard tables and satellite and cable coverage of a variety of sporting events and music videos. In addition to our food, the Company believes that customers are attracted to the elegant yet comfortable atmosphere of dark wood interiors, polished brass, embroidered chairs and booths, and etched glass. The Fox and Hound and Bailey’s restaurants share identical operational principles. As of September 6, 2005, the Company owned and operated 62 Fox and Hound restaurants and 20 Bailey’s restaurants located in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. As of September 7, 2004, the Company owned and operated 55 Fox and Hound restaurants and 17 Bailey’s restaurants.
     The components of the Company’s net sales are food and non-alcoholic beverages, alcoholic beverages, and entertainment and other (principally billiard table rental fees). For the twelve weeks ended September 6, 2005, food and non-alcoholic beverages were 37.9% of total sales, alcoholic beverages were 56.4% of total sales and entertainment and other were 5.7% of total sales. For the twelve weeks ended September 7, 2004, food and non-alcoholic beverages were 37.9% of total sales, alcoholic beverages were 55.6% of total sales and entertainment and other were 6.5% of total sales.
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
     In calculating comparable restaurant sales, the Company includes a restaurant in the comparable restaurant base after it has been in operation for 18 full months. As of September 6, 2005, there were 65 restaurants in the comparable restaurant base. Annualized average weekly sales are computed by dividing net sales during the period by the number of store operating weeks and multiplying the result by 52.
     In calculating the increase or decrease in expenses as a percent of sales, each basis point represents a 0.01% change in the expense as a percent of sales.
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

	Twelve Weeks Ended		Thirty-six weeks Ended
		September 7,		September 7,
	September 6,	2004	September 6,	2004
	2005	(restated)	2005	(restated)
Operating Statement Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of sales	27.5	27.6	27.0	27.4
Restaurant operating expenses	59.1	58.9	55.1	54.4
Depreciation and amortization	6.4	6.1	5.9	5.7
Preopening costs	0.8	1.8	1.1	1.7
Asset impairment	—	—	—	2.6

Restaurant costs and expenses	93.8	94.4	89.1	91.8

Restaurant operating income	6.2	5.6	10.9	8.2
General and administrative expenses	5.4	4.9	5.3	5.2
Loss on disposal of assets	—	—	—	—

Income from operations	0.8	0.7	5.6	3.0
Interest expense	0.2	0.2	0.1	0.2

Income before income taxes	0.6	0.5	5.5	2.8
Income tax expense (benefit)	0.2	0.2	1.7	0.8

Net income	0.4%	0.3%	3.8%	2.0%

Restaurant Operating Data (dollars in thousands):
Annualized average weekly sales per location	$1,945	$1,920	$2,062	$2,061
Number of restaurants at end of the period	82	72	82	72
Twelve Weeks Ended September 6, 2005 Compared to Twelve Weeks Ended September 7, 2004
     Net sales increased $5,277,000 (16.8%) for the twelve weeks ended September 6, 2005 to $36,738,000 from $31,461,000 for the twelve weeks ended September 7, 2004. This increase was due to a 15.3% increase in store weeks (982 versus 852) as a result of ten restaurants opened since September 7, 2004 and a 1.3% increase in annualized average weekly sales per location. Comparable restaurant sales increased 0.5% for the quarter ended September 6, 2005.

     Costs of sales increased $1,419,000 (16.3%) for the twelve weeks ended September 6, 2005 to $10,116,000 from $8,697,000 in the twelve weeks ended September 7, 2004, and decreased as a percentage of sales to 27.5% from 27.6%. This decrease as a percentage of sales is principally attributable to a decrease in food costs as a percent of food sales due to a price increase taken in the first quarter of 2005 offset by a slight increase in food sales mix and an increase in promotional activities.
     Restaurant operating expenses increased $3,183,000 (17.2%) for the twelve weeks ended September 6, 2005 to $21,702,000 from $18,519,000 in the twelve weeks ended September 7, 2004, and increased as a percentage of net sales to 59.1% from 58.9%. This increase as a percentage of sales is principally attributable to an increase in advertising expense of 19 basis points, an increase in building maintenance of 29 basis points, an increase in utilities of 26 basis points, partially offset by a benefit of 60 basis points in management labor.
     Depreciation and amortization increased $435,000 (22.6%) for the twelve weeks ended September 6, 2005 to $2,365,000 from $1,930,000 in the twelve weeks ended September 7, 2004, and increased as a percentage of sales to 6.4% from 6.1%. This increase in expense as a percentage of sales is due to additional depreciation on ten restaurants opened since September 7, 2004.
     Preopening costs decreased $265,000 (47.5%) for the twelve weeks ended September 6, 2005 to $293,000 from $558,000 in the twelve weeks ended September 7, 2004. This decrease is attributable to two units that opened during the twelve weeks ended September 6, 2005 and partial preopening expenses for five restaurants which have yet to open. Three restaurants were opened in the twelve weeks ended September 7, 2004. Preopening expense for the twelve weeks ended September 7, 2004 included partial preopening expenses for five units that had not yet opened.
     General and administrative expenses increased $442,000 (29.0%) for the twelve weeks ended September 6, 2005 to $1,965,000 from $1,523,000 in the twelve weeks ended September 7, 2004, and increased as a percent of sales to 5.4% from 4.9%. This increase was due to an increase in corporate infrastructure to support the Company’s expansion.
     Interest expense was $73,000 for the twelve weeks ended September 6, 2005 and $76,000 for the twelve weeks ended September 7, 2004. There was a decrease in the average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year which was offset by a higher average interest rate on the revolving note payable.
     The effective income tax rate was 30.4% for the twelve weeks ended September 6, 2005 and 30.4% for the twelve weeks ended September 7, 2004.
Thirty-six weeks Ended September 6, 2005 Compared to Thirty-six weeks Ended September 7, 2004
     Net sales increased $15,486,000 (16.1%) for the thirty-six weeks ended September 6, 2005 to $111,935,000 from $96,449,000 for the thirty-six weeks ended September 7, 2004. This increase was due to a 16.0% increase in store weeks (2,823 versus 2,433) as a result of ten restaurants opened since September 7, 2004. Comparable restaurant sales increased 0.1% for the thirty-six weeks ended September 6, 2005.
     Costs of sales increased $3,788,000 (14.3%) for the thirty-six weeks ended September 6, 2005 to $30,217,000 from $26,429,000 in the thirty-six weeks ended September 7, 2004, and decreased as a percentage of sales to 27.0% from 27.4%. This decrease as a percentage of sales is principally attributable to a decrease in food costs as a percent of food sales due to a price increase taken in the first quarter of 2005 and a decrease in promotional activities partially offset by a slight increase in food sales mix.
     Restaurant operating expenses increased $9,154,000 (17.4%) for the thirty-six weeks ended September 6, 2005 to $61,651,000 from $52,497,000 in the thirty-six weeks ended September 7, 2004, and increased as a percentage of net sales to 55.1% from 54.4%. This increase as a percentage of sales is principally attributable to increases in advertising expense (18 basis points), building and equipment maintenance (22 basis points), utilities (17 basis points), occupancy costs (21 basis points), hourly labor (20 basis points), partially offset by decreases in management labor (21 basis points) and employment taxes and benefits (33 basis points).
     Depreciation and amortization increased $1,157,000 (21.2%) for the thirty-six weeks ended September 6, 2005 to $6,624,000 from $5,467,000 in the thirty-six weeks ended September 7, 2004, and increased as a percentage of sales to 5.9% from 5.7%. This increase in depreciation expense is due to additional depreciation on ten restaurants opened since September 7, 2004.
     Preopening costs decreased $382,000 (23.5%) for the thirty-six weeks ended September 6, 2005 to $1,246,000 from $1,628,000 in the thirty-six weeks ended September 7, 2004. These costs are attributable to seven units that opened during the thirty-six weeks ended September 6, 2005 and partial preopening expenses for five restaurants which have yet to open. Nine restaurants were opened in the thirty-six weeks ended September 7, 2004.

     The provision for asset impairment of $2,523,000 for the thirty-six weeks ended September 7, 2004, reflects the charges made for the write down of restaurant assets related to two underperforming units in the second quarter of fiscal 2004. We periodically review our long-lived assets that are held and used in our restaurant operations for indications of impairment. As of September 6, 2005, we have no plans to close either of these units.
     General and administrative expenses increased $973,000 (19.4%) for the thirty-six weeks ended September 6, 2005 to $5,990,000 from $5,017,000 in the thirty-six weeks ended September 7, 2004 and increased to 5.3% as a percentage of sales from 5.2%.
     Gain on disposal of assets was $25,000 for the thirty-six weeks ended September 6, 2005. The gain reflects the disposal of a state liquor license.
     Interest expense was $155,000 for the thirty-six weeks ended September 6, 2005 and $172,000 for the thirty-six weeks ended September 7, 2004. This decrease is due mainly to a lower average balance applicable to the revolving note payable in the current fiscal year compared with the prior fiscal year partially offset by a lower average interest rate in the current fiscal year.
     The effective income tax rate was 30.9% for the thirty-six weeks ended September 6, 2005 and 30.3% for the thirty-six weeks ended September 7, 2004.
Quarterly Fluctuations, Seasonality and Inflation
          The timing of new unit openings will result in significant fluctuations in quarterly results. The Company expects seasonality to continue to be a factor in the results of its business in the future due to expected lower second and third quarter revenues due to the summer season. The primary inflationary factors affecting the Company’s operations include food, liquor, labor costs and utilities. A large number of the Company’s restaurant personnel are tipped employees who are paid at the federal subminimum wage level; therefore, future subminimum wage changes will have a significant effect on labor costs. Historically, inflation has not had a material impact on operating margins. As costs of food and labor have increased, the Company has previously been able to offset these increases through economies of scale, improved operating procedures and menu price changes. However, during fiscal 2004, the Company has experienced significant increases in certain commodity prices above historical levels which has negatively impacted costs of food and operating margins. Additionally, competitive pressures may limit the Company’s ability to fully recover cost increases with the implementation of menu price increases. To the extent that the Company continues to experience significant increases in commodity prices, it may have a material negative impact on operating margins.
Liquidity and Capital Resources
     As is customary in the restaurant industry, the Company operates with negative working capital. Negative working capital increased $3,055,000 to $9,291,000 as of September 6, 2005 from $6,236,000 as of December 28, 2004. This increase is attributable to the costs of purchasing property and equipment in excess of cash provided by operations and net proceeds from the line of credit. Cash increased $195,000 to $1,007,000 at September 6, 2005 compared to the balance of $812,000 at December 28, 2004. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.
     On September 1, 1998 the Company entered into a loan agreement with Intrust Bank, N.A. (the “Line of Credit”) which provides for a line of credit of $20,000,000 subject to certain limitations based on earnings before interest, taxes, depreciation and amortization of the past fifty-two weeks and the amount of capital lease obligations on personal property. The Line of Credit is secured by substantially all of the Company’s assets. The Line of Credit requires monthly payments of interest only until November 1, 2006, at which time equal monthly installments of principal and interest are required as necessary to fully amortize the outstanding indebtedness plus future interest over a period of four years. Interest is accrued at 1/2% below the prime rate as published in The Wall Street Journal. As of September 6, 2005 the Company had borrowed $4,633,000 under the Line of Credit. The Company is in compliance with all debt covenants.
     Cash flows from operations were $14,282,000 in the thirty-six weeks ended September 6, 2005 compared to $12,202,000 in the thirty-six weeks ended September 7, 2004. Purchases of property and equipment were $15,338,000 in the thirty-six weeks ended September 6, 2005 compared to $16,397,000 in the thirty-six weeks ended September 7, 2004. Repayment of advances made to the developer of two build-to-suit locations were $297,000 in the thirty-six weeks ended September 7, 2004. Net proceeds from the revolving note payable to bank was $953,000 for the thirty-six week period ending September 6, 2005 compared to $4,645,000 for the thirty-six weeks ending September 7, 2004. At September 6, 2005, the Company had $1,007,000 in cash and cash equivalents.
     The Company intends to open eleven new locations in fiscal year 2005. At September 6, 2005, seven units had been opened in fiscal 2005, three units were under construction and leases had been executed on five additional sites. The Company is currently evaluating locations in markets familiar to its management team. However, the number of locations actually opened and the timing thereof may vary depending upon the ability of the Company to locate suitable sites and negotiate favorable leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     The Company’s Line of Credit has a variable rate which is directly affected by changes in U.S. interest rates. The average interest rate of the Line of Credit was 5.72% for the twelve weeks ended September 6, 2005. The interest rate at September 6, 2005 was 6.00%. On October 1, 2005 the rate increased to 6.25%. The following table presents the quantitative interest rate risks at September 6, 2005:

	Principal Amount by Expected Maturity
	(In thousands)
								Fair
						There-		Value
(dollars in thousands)	2005	2006	2007	2008	2009	after	Total	9/6/05
Variable rate debt	$—	$172	$1,067	$1,133	$1,203	$1,058	$4,633	$4,633
Average Interest Rate— 1/2% below prime	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
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
PART II. OTHER INFORMATION
Item 5. Other Information
          The Company has adopted a new Nominating Committee Charter, available in the “Investors” section of the Company’s website at www.fhrg.com, and has appointed a Nominating Committee consisting of C. Wells Hall, III, E. Gene Street, John D. Harkey, Jr., James, T. Morton, and Nestor R. Weigand, Jr. Stockholders wishing to recommend a director candidate to serve on the Board of Directors may do so by providing advance written notice to the Company, which will be forwarded to the Nominating Committee. Notices should be sent to James K. Zielke, Secretary, Total Entertainment Restaurant Corp., 1551 N. Waterfront Parkway, Suite 310, Wichita, Kansas 67206. The notice must set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the nominating stockholder is a stockholder of record of the Company’s stock entitled to vote at such meeting, including setting forth the number and class of all shares of each class of capital stock of the Company beneficially owned by the nominating stockholder, and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the signed consent of each nominee to serve as a director of the Company if so elected.
Item 6. Exhibits
Exhibits
     Exhibit 31.1 — Certification by Steven M. Johnson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Fox & Hound Restaurant Group
(Registrant)

Date October 17, 2005	/s/ James K. Zielke

James K. Zielke
Chief Financial Officer,
Secretary and Treasurer
(Duly Authorized Officer)